Form 10-Q
period 2006-06-30
TECHWELL INC
filed 2006-08-14
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52014

Techwell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0451738
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

408 E. Plumeria Drive San Jose, California, 95134
(Address of principal executive office and zip code)

(408) 435-3888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     YES  ☐   NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer  (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 31, 2006, 20,265,564 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECHWELL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$26,463	$15,982
Short-term investments	17,750	804
Total cash, cash equivalents and short-term investments	44,213	16,786
Accounts receivable	2,502	3,052
Inventory	3,027	3,113
Prepaid expenses and other current assets	366	2,224
Total current assets	50,108	25,175
Property and equipment, net	515	434
Other assets	47	35
Total	$50,670	$25,644

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,583	$1,336
Accrued liabilities	3,603	2,687
Total current liabilities	6,186	4,023
Deferred rent	27	54
Total liabilities	6,213	4,077

Redeemable convertible preferred stock, $0.001 par value; 12,787,118 shares authorized, 12,777,118 shares outstanding, and $41,402 aggregate liquidation preference at December 31, 2005	—	40,777

Commitments

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares outstanding at June 30, 2006	—	—
Common stock, $0.001 par value; 250,000,000 and 25,000,000 shares authorized at June 30, 2006 and December 31, 2005; 20,045,147 shares and 4,369,058 shares outstanding at June 30, 2006 and December 31, 2005	20	4
Additional paid-in capital	64,825	5,355
Deferred stock-based compensation	(992)	(1,323)
Accumulated other comprehensive income (loss)	(13)	—
Accumulated deficit	(19,383)	(23,246)
Total stockholders’ equity (deficit)	44,457	(19,210)
Total	$50,670	$25,644

The accompanying notes are an integral part of these consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$12,800	$9,682	$22,601	$15,382

Cost of revenues	5,241	4,226	9,738	7,450

Gross profit	7,559	5,456	12,863	7,932

Operating expenses:
Research and development	2,461	1,960	4,951	3,901
Selling, general and administrative	1,884	1,315	3,702	2,651
Total operating expenses	4,345	3,275	8,653	6,552

Income from operations	3,214	2,181	4,210	1,380
Interest income	252	80	407	143

Income before income taxes	3,466	2,261	4,617	1,523
Provision for income taxes	588	63	754	68

Net income	$2,878	$2,198	$3,863	$1,455

Basic net income per share	$0.52	$0.56	$0.77	$0.38
Diluted net income per share	$0.15	$0.12	$0.20	$0.08

Weighed average shares used in computing net income per share:
Basic	5,521	3,901	4,995	3,822
Diluted	19,163	18,398	19,022	18,062

The accompanying notes are an integral part of these consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,863	$1,455
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	143	102
Stock-based compensation	1,237	510
Changes in assets and liabilities:
Accounts receivable	550	(1,200)
Inventory	86	(3,228)
Prepaid expenses and other current assets	56	579
Other assets	(12)	12
Accounts payable	1,053	2,612
Accrued liabilities	1,172	479
Restructuring accrual	—	(103)
Deferred rent	(27)	10
Net cash provided by operating activities	8,121	1,228
Cash flows from investing activities:
Purchase of property and equipment	(205)	(107)
Change in restricted cash	—	100
Purchase of short-term investments	(19,265)	—
Proceeds from maturities of short-term investments	2,306	5,011
Net cash provided by (used in) investing activities	(17,164)	5,004
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	19,274	—
Proceeds from the issuance of Series F redeemable preferred stock	—	2,939
Proceeds from exercise of stock options	250	152
Collection of notes receivable from stockholders	—	157
Net cash provided by financing activities	19,524	3,248
Net increase in cash and cash equivalents	10,481	9,480
Cash and cash equivalents at beginning of period	15,982	2,069
Cash and cash equivalents at end of period	$26,463	$11,549

Supplemental cash flow information—income taxes paid	$245	$1

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation related to stock option grants	$—	$684
Reversal of deferred stock-based compensation for cancellation of stock options	$132	$53
Accrued offering costs	$943	$—
Accrued equipment costs	$19	$—

The accompanying notes are an integral part of these consolidated financial statements.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Background and Basis of Presentation

The Company

Techwell, Inc. (“Techwell” or the “Company”) was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006.  As a result of the reincorporation, the consolidated financial statements have been adjusted to give retroactive effect to the establishment of par value for Techwell’s common stock.  The Company is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets.

The Company has branch offices in South Korea and Taiwan and recently established a subsidiary in China.  The South Korea office is primarily involved in product development and is also involved in technical sales support.  The China office and the Taiwan office primarily provide sales support to customers.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2005 has been derived from the audited financial statements as of and for the year then ended.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on June 21, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.

Principles of Consolidation and Year End

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic high technology industry and changes in any of the following areas could have a material adverse effect on the Company’s financial position and results of operations: unpredictable volume and timing of customer orders, which are not fixed by contract; loss of one or more of its customers; decrease in the overall average selling prices of its products; changes in the relative sales mix of its products; changes in its cost of finished goods; the availability, pricing and timeliness of delivery of other components used in the Company’s customers’ products; the Company’s customers’ sales outlook, purchasing patterns and inventory adjustments based on consumer demands and general economic conditions; product obsolescence and the Company’s ability to manage product transitions; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; and the timing of new product announcements or introductions by the Company or by its competitors.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of net unrealized losses on available-for-sale investments.  The change in unrealized losses on investments, net of tax, in the three and six months ended June 30, 2006 is $13,000.  There were no unrealized gains or losses on investments in the three and six months ended June 30, 2005.

Common Stock and Conversion of Redeemable Convertible Preferred Stock

In June 2006, the Company completed its initial public offering and issued 2,540,225 shares of its common stock at a price of $9.00 per share. The Company received approximately $17.6 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of redeemable convertible preferred stock was automatically converted into one share of common stock.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and  measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential impact of FIN No. 48 on its results of operations and financial position.

Note 2.  Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock, stock units and stock appreciation rights to employees, consultants and directors.  At June 30, 2006, the total number of shares available for issuance under the Plans is 2,005,834.  Options granted under the Plans may have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006.  Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest.  Accordingly, for the three and six months ended June 30, 2006, stock based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenues	$24	$9	$37	$18
Research and development	138	122	735	206
Selling, general and administrative	252	129	465	286
Related tax effect	(20)	—	(26)	—
Total stock-based compensation	$394	$260	$1,211	$510

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model.  This valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of Techwell’s common stock, an assumed risk free interest rate and the estimated forfeitures of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.  Since the Company’s stock has not been actively traded in the past, the Company uses the simplified calculation of expected life described in SAB 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  Expected forfeitures are based on the Company’s historical experience and are estimated at 10%.   The Company uses the straight-line method for expense attribution for options granted after January 1, 2006, and valued in accordance with SFAS 123(R).

The following assumptions are used to value stock options granted after adoption of SFAS 123(R):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Expected term in years	6.08	6.08
Risk-free interest rate	5.0%	4.55% - 5.	0%
Expected volatility	73.8%	73.8% - 74.	1%
Dividend yield	0%	0%

The total compensation cost attributable to activities capitalized in inventory was not significant in the three and six months ended June 30, 2006.

Under the provisions of APB Opinion No. 25, the Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant.  From April 2005 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. Techwell subsequently obtained valuations from an unrelated valuation specialist that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation.  For options granted in earlier periods, the fair value of the common stock was originally based on estimates made by the board of directors at the date of each grant. The Company did not obtain valuations by a valuation specialist. Subsequent to the grant date, when the Company prepared its financial statements, it performed retrospective valuations of its common stock using the probability-weighted expected return method. The Company used the values determined to record retroactively stock compensation based on the difference between the subsequently determined fair value and the exercise price.  For options granted prior to January 1, 2006, the Company uses the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal during the period of previously expensed stock compensation associated with the unvested options. Stock compensation from vested options, whether forfeited or not, is not reversed.

The following table summarizes stock option activity during the six months ended June 30, 2006 under all stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Options outstanding at December 31, 2005	2,417,728	$1.22
Options granted	503,000	$9.64
Options exercised	(258,893)	$0.64
Options cancelled	(111,667)	$1.16
Options outstanding at March 31, 2006	2,550,168	$2.94
Options granted	—	$—
Options exercised	(99,853)	$0.85
Options cancelled	(47,429)	$1.91
Options outstanding at June 30, 2006	2,402,886	$3.05	7.56	$18,261

Options Exercisable at June 30, 2006	1,069,211	$0.74	5.70	$10,592

The fair value of options accounted for in accordance with SFAS 123(R) and vested in the six months ended June 30, 2006 is $598,000.  The weighted-average fair value of options granted in the six months ended June 30, 2006 is $7.33.   Total compensation cost of options granted but not yet vested as of June 30, 2006 was $3.5 million, which is expected to be recognized over the weighted-average period of 1.71 years.

Adjustments During the Quarter Ended March 31, 2006

Subsequent to the issuance of the 2005 financial statements, management determined that it had underestimated the fair value of its common stock at the time of its stock option grants in November and December 2005. As a consequence, at December 31, 2005 deferred stock-based compensation, additional paid-in capital and operating expenses were understated by $422,000, $466,000 and $44,000, respectively, for employee stock options and additional paid-in capital and operating expenses were understated by $3,000 for nonemployee stock options. In addition, management found that variable accounting had been incorrectly used for certain foreign employee stock options resulting in overstatements of deferred stock-based compensation, additional paid-in capital and operating expenses by $78,000, $127,000 and $49,000, respectively. The aggregate impact of these adjustments as of December 31, 2005 is an understatement of deferred stock-based compensation, additional paid-in capital and operating expenses of $344,000, $342,000 and $2,000, respectively. Management has determined that the impact of these errors on the 2005 annual financial statements and on the fourth quarter of 2005 is not material using the guidance of SEC SAB No. 99. Accordingly, the financial statements for the quarter ended March 31, 2006 include the cumulative adjustment to correct these errors. Management does not believe the correction of these errors is material to the financial statements for the three months ended March 31, 2006 and for the six months ended June 30, 2006 and does not believe that it will be material to the 2006 annual financial statements.

Note 3.  Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share.  Under SFAS No. 128, basic net income per share is computed by dividing net income for the period by the weighted average number of common stock shares outstanding during the period excluding shares subject to repurchase. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common equivalent shares outstanding during the period.  Dilutive potential common equivalent shares consist of convertible preferred stock, common stock options and common stock subject to repurchase.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding	5,597	3,937	5,076	3,847
Weighted average shares subject to repurchase	(76)	(36)	(81)	(25)
Shares used to calculate basic net income per share	5,521	3,901	4,995	3,822
Effect of dilutive securities:
Convertible preferred stock	12,067	12,777	12,422	12,569
Common stock options	1,575	1,720	1,605	1,671
Dilutive potential common stock	13,642	14,497	14,027	14,240
Shares used to calculate dilutive net income per share	19,163	18,398	19,022	18,062

The completion of the Company’s initial public offering (“IPO”) in June 2006 resulted in the conversion to common stock of all outstanding shares of convertible preferred stock.  As a consequence, the shares used to calculate basic net income per share have increased by the weighted average impact of the 12,777,118 common shares issued on conversion of the convertible preferred stock and the 2,540,225 shares issued in the IPO. For periods prior to the IPO, the weighted shares used to calculate diluted net income per share include the effect of the convertible preferred stock.

Note 4.  Short-term Investments

Short-term investments at June 30, 2006 are considered available-for-sale and consist of auction rate securities. These securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in “Accumulated other comprehensive income (loss)”.  Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented.

Note 5.  Details of Certain Balance Sheet Components

Inventory (in thousands):

	June 30, 2006	December 31, 2005
Finished goods	$1,412	$1,306
Work in process	1,615	1,807

	$3,027	$3,113

Property and equipment, net (in thousands):

	June 30, 2006	December 31, 2005
Equipment and software	$983	$891
Furniture and fixtures	307	273
Leasehold improvements	129	91

	1,419	1,255
Less accumulated depreciation and amortization	(904)	(821)

	$515	$434

Accrued liabilities (in thousands):

	June 30, 2006	December 31, 2005
Accrued compensation	$977	$551
Accrued inventory purchases	72	239
Accrued engineering tape-out costs	321	51
Customer advances	272	29
Accounting and legal professional services	704	1,274
Other professional services	288	32
Exercise of unvested stock options	134	159
Income taxes payable	640	135
Other	195	217

	$3,603	$2,687

Note 6.  Segment Information

As defined by the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets. The Company’s chief operating decision maker is its chief executive officer.  The percentage of total revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
South Korea	28%	39%	33%	43%
Taiwan	51%	50%	44%	43%
China/Hong Kong	17%	8%	19%	10%
Japan	3%	2%	3%	3%
United States	—	1%	—	1%
Other	1%	—	1%	—
Total	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Security Surveillance(1)	$5,711	$3,020	$10,663	$4,789
Video Decoders(2)	5,445	5,537	9,097	7,637
LCD Display(3)	1,288	928	2,280	2,491
Other(4)	356	197	561	465
Total	$12,800	$9,682	$22,601	$15,382

(1)           Consists of application specific products designed for use in security surveillance systems.

(2)                                       Consists of general-purpose video decoders designed for use in the consumer, security surveillance and automotive markets. Revenues from general purpose video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)           Consists of application specific products designed for use in LCD displays.

(4)                                  Consists of contract development projects early generation mixed signal semiconductors for digital video applications unrelated to the three principal product lines and a PCI video decoder product.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	June 30, 2006	December 31, 2005
United States	$404	$306
Taiwan	82	91
South Korea	29	37

Total	$515	$434

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at		Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2006	2005	2006	2005	2006	2005
A	18%	15%	10%	10%	11%	11%
B	13	*	11	*	12	*
C	*	*	*	*	10	*
D	*	*	15	*	12	*
E	14	*	*	17	*	14
F	11	18	*	*	*	*
G	*	12	*	*	*	*
H	*	11	*	*	*	*

*   less than 10%

Note 7.  Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $45,000 to this law firm for legal services in both the three months ended June 30, 2006 and 2005. The Company incurred fees of $80,000 and $125,000 to this law firm for legal services in the six months ended June 30, 2006 and 2005, respectively.  The amount payable to this law firm was $25,000 at June 30, 2006 and $53,000 at December 31, 2005.

Note 8.  Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes.  A provision for income taxes of $588,000 and $63,000 was recorded in the three months ended June 30, 2006 and 2005, respectively.  A provision for income taxes of $754,000 and $68,000 was recorded in the six months ended June 30, 2006 and 2005, respectively.   The effective tax rate differed from the statutory federal income tax rate because the Company utilized prior net operating losses to offset profits made in the current period.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company is evaluating the potential impact of this new guidance on its results of operations and financial position.

Note 9.  Subsequent Event

On July 26, 2006, the Company received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions from the sale of an additional 130,000 new shares following the underwriters’ partial exercise of their over-allotment option received in connection with the Company’s initial public offering in June 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2006 and our audited financial statements for the year-ended December 31, 2005 included in our Form S-1 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties.  These statements relate to future periods, future events or our future operating or financial plans or performance.  These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions.  These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and profitability, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, and our market risk sensitivity.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties.  These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the consumer, security surveillance and automotive markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, and the risks set forth under Item 1A. “Risk Factors.”  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Techwell,” “we,” “us” or “our” mean Techwell, Inc.

Techwell is our registered trademark.  We also refer to trademarks of other corporations and organizations in this Form 10-Q.

Overview

We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include advanced TVs, multifunction LCD monitors, DVD recorders, camcorders, security surveillance systems and in-car displays. These applications receive analog video signals commonly generated by over-the-air TV broadcasts, by consumer electronics devices such as set-top boxes, DVD players, VCRs and camcorders and by surveillance cameras. We design both general purpose and application specific products that enable the conversion of analog video sources to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 20 different products in the three months ending June 30, 2006.

We have three principal semiconductor product lines: video decoder products, security surveillance products and liquid crystal display, or LCD, products. Our video decoder products, which we view as general purpose products, are high-performance mixed signal semiconductors that decode analog TV broadcast signals, including National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM, and popular analog video signals, including composite, S-Video, component and Syndicate of Radio and Television Manufacturers, or SCART, into a standard digital format. In 2006, we intend to expand the video decoder product line to include a line of mixed signal audio products that decode the audio portion of an analog TV broadcast signal. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. In March 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also introduced in March 2006 a semiconductor in the CODEC segment for digital video decoder applications designed specifically for the security surveillance market. Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display. In January 2006, we announced the introduction of three new LCD display processors designed for the automotive end market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs. Our other products include contract development projects, early generation mixed signal semiconductors for digital video applications unrelated to our three principal product lines and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

Although our revenues have grown rapidly in a short period of time, we do not expect to achieve similar growth rates in the future. We currently expect to increase our expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the consumer, security surveillance and automotive markets. The growth of our target markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our target markets, can cause our revenue growth to be inconsistent.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six months to two years until production begins, depending on the product’s complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our product. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer’s application for an extended period. Our sales cycle typically ranges from six to 12 months. Due to the length of our product development and sales cycle, the majority of our revenues for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications. We believe this model also reduces the impact on our business of potential end market seasonality, cyclicality and fluctuations in demand.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs such as Samsung and LG Electronics, which are some of our largest customers, and to original design manufacturers, or ODMs. In the three months ended June 30, 2006, we derived approximately 76% of our revenues from products sold to distributors and 24% from products sold to OEMs or ODMs.  In the six months ended June 30, 2006, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs.  In 2005, we derived 65% of our revenues from products sold to distributors and 35% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 75% and 71% of our revenues from our ten largest customers in the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, three of our customers accounted for 15%, 11% and 10%, respectively, of our revenues. For the three months ended June 30, 2005, two of our customers accounted for 17% and 10%, respectively, of our revenues.  For the six months ended June 30, 2006, four of our customers accounted for 12%, 12%, 11% and 10%, respectively, of our revenues. For the six months ended June 30, 2005, two of our customers accounted for 14% and 11%, respectively, of our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the three months ended June 30, 2006, approximately 99% of our revenues were from sales in Asia, including 51% in Taiwan, 28% in South Korea, 17% in China and 3% in Japan. In the three months ended June 30, 2005, approximately 99% of our revenues were from sales in Asia, including approximately 50% in Taiwan, 39% in South Korea, 8% in China and 2% in Japan.  In the six months ended June 30, 2006, approximately 99% of our revenues were from sales in Asia, including approximately 44% in Taiwan, 33% in South Korea, 19% in China and 3% in Japan. In the six months ended June 30, 2005, approximately 99% of our revenues were from sales in Asia, including approximately 43% in Taiwan, 43% in South Korea, 10% in China and 3% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the consumer electronic devices that use our integrated circuits, or ICs, are manufactured. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. However, all of our sales, substantially all of our cost of revenues and a majority of our operating expenses are denominated in U.S. dollars. As a consequence, we believe that our overall exposure to foreign exchange risk is low.

We have two international branches, one in South Korea and one in Taiwan and we recently established a subsidiary in China. As of June 30, 2006, 27 of our 85 employees were located in our international subsidiary and two international branches. Our South Korea branch is primarily involved in product development and is also involved in technical sales support. Our China subsidiary and our Taiwan branch provide sales and marketing support.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the end markets that incorporate our products. Demand for new features changes rapidly. Distributors and ODMs add an additional layer of complexity. We must, therefore, forecast demand not only from our direct customers, but also from other participants in this multi-level distribution channel. Because of our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve, to allow sufficient time for product design. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory.

Generally, the average selling price of our products will decline over the life of the product. Our experience to date is that the decline has not had a material effect on our gross margins, as price reductions have been mitigated by lower per unit costs associated with both high unit volume and the transition of our products to smaller process geometries. Our video decoder and LCD display products that are sold into consumer applications are subject to the seasonality connected with the consumer market. As a result, we expect revenues from these products to be lower in the first calendar quarter of the year.

Our revenues increased by 32% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and net income increased to $2.9 million for the three months ended June 30, 2006 from $2.2 million for the three months ended June 30, 2005. Our revenues increased by 47% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and net income increased to $3.9 million for the six months ended June 30, 2006 from $1.5 million for the three months ended June 30, 2005. However, we had an accumulated deficit of $19.4 million as of June 30, 2006 and we may not be able to maintain our recent growth and profitability. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition.   Revenues from product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is probable. We do not allow for price protection or stock rotation rights with any of our distributors.

Warranty.   We offer a one-year product replacement warranty against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on the rate of return for the prior 12 months. As a consequence of standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been significant in the fiscal periods presented.

Inventory Valuation.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-off units that are unlikely to be sold based upon a six months’ demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write off, resulting in an increase in gross profit.

Accounting for Income Taxes.   We account for income taxes under the provisions of SFAS, No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 31, 2005, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. As of December 31, 2005, based on the available objective evidence, we believed it is more likely than not that our deferred tax assets will not be realizable. We based this belief primarily on the fact that, despite our pre-tax income for the year ended December 31, 2005, we have incurred cumulative pre-tax losses in all prior years. Accordingly, we provided a full valuation allowance against our net deferred tax assets as of December 31, 2005. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

As of December 31, 2005, we had approximately $14 million of federal and $9 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, these carryforwards will expire beginning in 2012 for federal and state tax purposes. We also have research and other tax credit carryforwards of approximately $0.6 million and $0.5 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2012. The state tax credits can be carried forward indefinitely.

In the future we expect, as we have historically experienced, that substantially all of our revenues will come from foreign locations. As such, we are transferring certain functions to our foreign operations that are geographically closer to our suppliers and customers. We are in the process of establishing a foreign subsidiary to which we will be transferring operating activities. Some of these activities may include order entry, purchasing and billing functions. We have not yet decided where to relocate these functions as we are continuing to evaluate the locations in which it will be most efficient to conduct these operating activities. However, we do not currently anticipate any material changes in personnel or facilities. Our foreign locations are in tax jurisdictions with income tax rates lower than the United States statutory income tax rates. Consequently, we believe that our future effective income tax rate will eventually be less than the United States statutory income tax rates because we do not intend to remit these earnings from our foreign subsidiary back to the United States. Our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully transfer our operating activities to our foreign operations and the amount and timing of intercompany payments from our foreign operations subject to United States income taxes related to the transfer of certain rights and functions. As a result of any of these factors, our future effective income tax rate is likely to fluctuate significantly over the next few years.

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values and recognize that expense over the required service period. Prior to adoption of SFAS 123(R), we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25.

We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and six months ended June 30, 2006, stock based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion 25.

For options granted after January 1, 2006, and valued in accordance with SFAS 123(R), we use the straight-line method for expense attribution. For options granted prior to January 1, 2006, we use the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options.

Upon adoption of SFAS 123(R), we were required to estimate the number of outstanding options that are not expected to vest. In subsequent periods, if actual forfeitures differ from these estimates, we will revise our estimates. No compensation cost is recognized for options that do not vest. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal during the period in which the termination occurred of previously expensed stock compensation associated with the unvested options. Stock compensation from vested options, whether forfeited or not, is not reversed.

We estimated the fair value of options granted after January 1, 2006 using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual results differ from our estimates, we will record the difference as a cumulative adjustment in the period we revise our estimates. Since our stock has not been actively traded in the past, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience.

The following assumptions are used to value stock options granted after adoption of SFAS 123(R):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Expected term in years	6.08	6.08
Risk-free interest rate	5.0%	4.55% - 5.	0%
Expected volatility	73.8%	73.8% - 74.	1%
Dividend yield	0%	0%

We account for stock-based compensation awards issued to our employees prior to our adoption of SFAS 123(R) on January 1, 2006 using the intrinsic value measurement provisions of Opinion 25. Accordingly, we have recorded compensation expense for stock options granted with exercise prices less than the fair value of the underlying common stock at the option grant date.  From April 2005 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. Techwell subsequently obtained valuations from an unrelated valuation specialist, that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation.  For options granted in earlier periods, the fair value of the common stock was originally based on estimates made by the board of directors at the date of each grant. The Company did not obtain valuations by a valuation specialist. Subsequent to the grant date, when the Company prepared its financial statements, it performed retrospective valuations of its common stock using the probability-weighted expected return method. The Company used the values determined to record retroactively stock compensation based on the difference between the subsequently determined fair value and the exercise price.

Under the provisions of APB Opinion No. 25, we determine our amortization expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options. Under the multiple grant method, the amortization in any given period is significantly impacted by the number and timing of grants within the period and the amount by which the estimated fair value of our stock exceeds the exercise price of the option and, to a lesser extent, from the amortization of options granted in previous periods. Forfeitures of unvested options resulting from employee terminations result in the reversal during the period of forfeiture of previously expensed stock compensation associated with the unvested options. Stock compensation from vested options, whether forfeited or not, is not reversed.

Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee’s job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock options in future periods primarily as a result of our adoption of SFAS 123(R).

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated Statement of Operations Data:	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	40.9	43.6	43.1	48.4
Gross margin	59.1	56.4	56.9	51.6

Operating expenses:
Research and development*	19.2	20.2	21.9	25.4
Selling, general and administrative*	14.7	13.7	16.4	17.2

Total operating expenses	33.9	33.9	38.3	42.6

Income from operations	25.2	22.5	18.6	9.0
Interest income	1.9	0.9	1.8	0.9

Income before income taxes	27.1	23.4	20.4	9.9
Provision for income taxes	4.6	0.7	3.3	0.4
Net Income	22.5%	22.7%	17.1%	9.5%

(*)  Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Costs and expenses:
Cost of revenues	0.2%	0.1%	0.2%	0.1%
Research and development	1.1	1.3	3.3	1.3
Selling, general and administrative	2.0	1.3	2.1	1.9

Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Security Surveillance(1)	$5,711	$3,020	$10,663	$4,789
Video Decoders(2)	5,445	5,537	9,097	7,637
LCD Display(3)	1,288	928	2,280	2,491
Other(4)	356	197	561	465
Total	$12,800	$9,682	$22,601	$15,382

(1)    Consists of application specific products designed for use in security surveillance systems.

(2)    Consists of general-purpose video decoders designed for use in the consumer, security surveillance and automotive markets. Revenues from general purpose video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)    Consists of application specific products designed for use in LCD displays.

(4)    Consists of contract development projects early generation mixed signal semiconductors for digital video applications unrelated to the three principal product lines and a PCI video decoder product.

Comparisons of the Three Months Ended June 30, 2006 and 2005

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications.  We have three principal product lines:  video decoder, security surveillance and LCD display.  All of our sales are denominated in U.S. dollars.

Revenues were $12.8 million for the three months ended June 30, 2006 and $9.7 million for the three months ended June 30, 2005, an increase of 32%.  Revenues from our security surveillance products increased approximately $2.7 million, or 89%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of the increase in sales of our four-in-one security surveillance products.  Revenues from video decoder products decreased approximately $0.1 million, or 2%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of a shift in sales from general-purpose video decoders to application specific products specifically for the security surveillance market.  Revenues from our LCD display products increased by $0.4 million, or 39%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of increased demand in the automotive market.  Other revenues increased $0.2 million, or 81%, in the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, primarily as a result of increased sales of our PCI video decoder product introduced in the first quarter of 2005.

Gross Profit and Gross Margin.   Gross profit is the difference between revenues and cost of revenues, and gross margin represents gross profit as a percentage of revenues. Cost of revenues, also known as cost of goods sold, consists primarily of cost of processed silicon wafers, costs associated with assembly, test and shipping of our production integrated circuits, or ICs, cost of personnel and related expenses associated with supporting our outsourced manufacturing activities and write-downs for excess and obsolete inventory.

Gross profit was $7.6 million for the three months ended June 30, 2006 and $5.5 million for the three months ended June 30, 2005, an increase of 39%.  Gross margin was 59% for the three months ended June 30, 2006 increasing from 56% for the three months ended June 30, 2005.  The increase in gross margin was primarily a result of reduced materials and production costs in the second quarter of 2006 compared to the second quarter of 2005.  Additionally, gross margin in the second quarter of 2006 benefited from sales of inventory that was previously written-off of approximately $0.3 million.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of less than $0.1 million in both the three months ended June 30, 2006 and 2005.

Research and Development.     Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape out costs, development testing and evaluation costs, occupancy costs and depreciation expense.  Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs.  Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter.  We expect our research and development costs to increase in absolute dollars in 2006 as we increase our investment in developing new products.

Research and development expenses were $2.5 million, or 19% of revenues, for the three months ended June 30, 2006 and $2.0 million or 20% of revenues for the three months ended June 30, 2005.  Compensation related expenses increased by approximately $0.4 million due in part to the increase in engineering headcount from 38 at June 30, 2005 to 40 at June 30, 2006 and increased expenses associated with our Korea branch.

We incurred stock-based compensation expense associated with research and development personnel of $0.1 million in both the three months ended June 30, 2006 and 2005.

Selling, General and Administrative.     Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, contractor compensation, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also selling, general and administrative expenses.

Selling, general and administrative expenses were $1.9 million, or 15% of revenues, for the three months ended June 30, 2006 and $1.3 million or 14% of revenues for the three months ended June 30, 2005.  The increase in expense in absolute dollars was due primarily to increased compensation and consulting related expenses of $0.3 million to support increasing customer interest in our products and the growth of our business and an increase in professional services expense of $0.1 million for audit and legal services associated with the growth in our business. These increases in expense were offset in part by a decrease of $0.1 million in commission expense for sales representatives reflecting a larger proportion of sales to distributors in the period.  We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume.  Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as improvements to our information technology infrastructure and increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.3 million and $0.1 million in the three months ended June 30, 2006 and 2005, respectively.

Interest Income.     Interest income was $0.3 million for the three months ended June 30, 2006 and $0.1 million for the three months ended June 30, 2005.  The increase was due to higher cash, cash equivalent and short-term investment balances as a result of our initial public offering and higher interest rates in the three months ended June 30, 2006.

Income Taxes.     Our provision for income taxes was $0.6 million for the three months ended June 30, 2006 and $0.1 million for the three months ended June 30, 2005.  The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits.

Comparisons of the Six Months Ended June 30, 2006 and 2005

Revenues.    Revenues were $22.6 million for the six months ended June 30, 2006 and $15.4 million for the six months ended June 30, 2005, an increase of 47%.  Revenues from our security surveillance products increased approximately $5.9 million, or 123%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of the increase in sales of our four-in-one security surveillance products.  Revenues from video decoder products increased approximately $1.5 million, or 19%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of a general increase in demand in the market that our video decoders serve offset by a shift in sales from general-purpose video decoders to application specific products specifically for the security surveillance market.  Revenues from of our LCD display products decreased by $0.2 million, or 8%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, caused in part by a large order from a single customer that was shipped in the first quarter of 2005.  Other revenues increased $0.1 million, or 21%, in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, primarily as a result of increased sales of our PCI video decoder product introduced in the first quarter of 2005.

Gross Profit and Gross Margin.   Gross profit was  $12.9 million for the six months ended June 30, 2006 and $7.9 million for the six months ended June 30, 2005, an increase of 62%.  Gross margin was 57% for the six months ended June 30, 2006 increasing from 52% for the six months ended June 30, 2005.  The increase in gross margin was primarily a result of reduced materials costs and production costs in the six months ended June 30, 2006 compared to the same period in 2005.  Our gross margin in the six months ended June 30, 2005 was adversely impacted by the decline in the average selling price of our LCD display products arising from discounts granted on a large order from a single customer.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of less than $0.1 million in both the six months ended June 30, 2006 and 2005.

Research and Development.   Research and development expenses were $5.0 million, or 22% of revenues, for the six months ended June 30, 2006 and $3.9 million or 25% of revenues for the six months ended June 30, 2005.  Compensation related expenses increased by approximately $0.7 million due to the increase in engineering headcount and increased expenses associated with our Korea branch. These increases in expenses are partially offset by a decrease of $0.3 million in tape out expenses that are not incurred uniformly every quarter.

We incurred stock-based compensation expense associated with research and development personnel of $0.7 million and $0.2 million in the six months ended June 30, 2006 and 2005, respectively.  Stock-based compensation expense increased by $0.5 million for the six months ended June 30, 2006 primarily as a result of stock options granted in the first quarter of 2006 to certain consultants as compensation for product development services of $0.5 million.

Selling, General and Administrative.  Selling, general and administrative expenses were $3.7 million, or 16% of revenues, for the six months ended June 30, 2006 and $2.7 million or 17% of revenues for the six months ended June 30, 2005.  The increase in expense in absolute dollars was due primarily to increased compensation and consulting related expenses of $0.5 million to support increasing customer interest in our products and the growth of our business and an increase in professional services expense of $0.3 million for audit and legal services associated with the growth in our business. These increases in expense were offset in part by a decrease of $0.1 million in commission expense for sales representatives reflecting greater sales to distributors.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.5 million and $0.3 million the six months ended June 30, 2006 and 2005, respectively.

Interest Income.     Interest income was $0.4 million for the six months ended June 30, 2006 and $0.1 million for the six months ended June 30, 2005.  The increase was due to higher cash, cash equivalent and short-term investment balances as a result of our initial public offering and higher interest rates in the six months ended June 30, 2006.

Income Taxes.     Our provision for income taxes was $0.8 million for the six months ended June 30, 2006 and $0.1 million for the six months ended June 30, 2005.  The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock.  As of June 30, 2006, we had cash, cash equivalents and short-term investments of $44.2 million. The Company maintains its cash, cash equivalents and short-term investments with high credit-quality financial institutions.  As of the June 30, 2006, we had total working capital of $43.9 million. Our primary capital requirements are to fund working capital needs.

Net cash provided by operating activities was $8.1 million in the six months ended June 30, 2006.  The net cash provided by our operating activities in the six months ended June 30, 2006 was primarily due to our net income of $3.9 million and an increase in accounts payable and accrued liabilities of $2.2 million associated with increasing customer demand as a result of new product introductions and increased sales of existing products and a decrease in inventory of $0.1 million.  The net cash provided by our operating activities was also due to a decrease in accounts receivable of $0.6 million attributable to the timing of customer collections. We incurred non-cash expenses of $1.2 million for stock compensation expenses and $0.1 million in depreciation expenses in the six months ended June 30, 2006.

Net cash provided by operating activities was $1.2 million in the six months ended June 30, 2005.  The net cash provided by our operating activities in the six months ended June 30, 2005 was primarily due to our net income of $1.5 million and an increase in accounts payable and accrued liabilities of $3.1 million and prepaid expenses and other current assets of $0.6 million which was offset by increases in inventory of $3.2 million and accounts receivable of $1.2 million.  The increases in inventory and accounts receivable and accounts payable were associated with the increase in revenues during the period as a result of new product introductions and increased sales of existing products.  We incurred non-cash expenses of $0.5 million for stock compensation expenses and $0.1 million in depreciation expenses in the six months ended June 30, 2005.

Net cash used in our investing activities was $17.2 million in the six months ended June 30, 2006 reflecting purchases of short-term investments of $19.3 million and capital purchases of $0.2 million offset by maturities of short-term investments of $2.3 million.  Net cash provided by investing activities was $5.0 million in the six months ended June 30, 2005 reflecting maturities of short-term investments of $5.0 million.

Net cash provided by financing activities was $19.5 million in the six months ended June 30, 2006.  The net cash provided by financing activities in the six months ended June 30, 2006 primarily consisted of proceeds from our initial stock offering net of underwriting discounts, commissions and offering costs of $19.3 million and proceeds from the exercise of stock options of $0.3 million.

Net cash provided by our financing activities was $3.2 million in the six months ended June 30, 2005. Net cash provided by our financing activities consisted of proceeds of $2.9 million from the issuance of Series F redeemable preferred stock, $0.2 million from the exercise of common stock options and $0.2 million from collections of stockholders’ notes receivable.

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts, money market funds and commercial paper. Short-term investments consist of auction rate securities.

We believe our existing cash, cash equivalents and short-term investments, as well as cash that we expect to generate from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. The failure to raise capital when needed could have a material, adverse effect on our business and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

 Contractual Obligations

As of June 30, 2006, we had $0.5 million of total future net lease commitments compared to $0.8 million at December 31, 2005. The following table identifies our commitments to settle contractual obligations as of June 30, 2006:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$477	$338	$139	$—
Purchase Commitments	4,196	4,196	—	—
Total Commitments	$4,673	$4,534	$139	$—

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential impact of FIN No. 48 on its results of operations and financial position.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds, commercial paper and auction rate securities which are investment grade securities with a maximum dollar weighted maturity of two years or less. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our interest income.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Taiwan and South Korea is the U.S. dollar and our local accounts are maintained in the local currency in Taiwan and South Korea, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. Such fluctuations have not been significant historically.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are currently not a party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 1A.       Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

Risks Related to Our Business

Fluctuations in our revenue and operating results on a quarterly basis could cause the market price of our common stock to decline.

Our revenue and operating results are difficult to predict, have in the past fluctuated, and may in the future fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results are affected by a number of factors, including:

•                  unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;

•                  uncertain demand in the consumer market for LCD display products;

•                  the loss of one or more of our customers, causing a significant reduction or postponement of orders from these customers;

•                  decreases in the overall average selling prices of our products;

•                  changes in the relative sales mix of our products;

•                  changes in our cost of finished goods;

•                  the availability, pricing and timeliness of delivery of other components used in our customers’ products;

•                  our customers’ sales outlook, purchasing patterns and inventory adjustments based on consumer demands and general economic conditions;

•                  product obsolescence and our ability to manage product transitions;

•                  our ability to successfully develop, introduce and sell new or enhanced products in a timely manner; and

•                  the timing of new product announcements or introductions by us or by our competitors.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. We have limited historical financial data from which to predict future sales for our products. As a result, it is difficult for us to forecast our future revenue and budget our operating expenses accordingly. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future which may cause the market price of our common stock to decline.

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. As of June 30, 2006, we had an accumulated deficit of approximately $19.4 million. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

If the growth of demand for digital video applications for the consumer, security surveillance and automotive markets does not continue, our ability to increase our revenue could suffer.

Our ability to increase our revenue will depend on increased demand for digital video applications in the consumer, security surveillance and automotive markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of our target markets is uncertain and will depend in particular upon:

•                  consumer confidence and the continued increase of consumer spending levels;

•                  the pace at which new digital video applications are adopted;

•                  a continued reduction in the costs of products in these markets; and

•                  the availability, at a reasonable price, of components required by such products, such as liquid crystal display, or LCD, panels.

The average selling prices of our semiconductor products have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.

The semiconductor products we develop and sell are subject to rapid declines in average selling prices. From time to time, we have had to reduce our prices significantly to meet customer requirements, and we may be required to reduce our prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to all customers which may negatively impact our revenues. This would cause our gross margins to decline which in turn may negatively impact our operating results. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our net revenue and profitability.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Many of our current and potential customers have their own internally developed semiconductor solutions and may choose not to purchase products from third party suppliers like us.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. We believe that our future success is highly dependent on the contributions of Fumihiro Kozato, our president and chief executive officer, and Dr. Feng Kuo, our chief technical officer. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

Several members of our board of directors and management team recently joined us. For example, Mark Voll, our chief financial officer, joined us in November 2005. Because of these recent changes, our management has not worked together as a group for an extended period of time and may not work together as effectively to execute our revenue goals, implement our strategies and manage our operations as they would if they had worked together for a longer period of time. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be impaired.

If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We need to design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to cost-effectively add features that enhance performance and functionality to our products. The development process for these advancements is lengthy and requires us to accurately anticipate market trends. Our failure to accurately anticipate market trends in a timely manner will harm the market acceptance of our products and the sales of our products.

Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications or not be competitive with products from our competitors that offer comparable or superior performance and functionality. Any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products or product enhancements on a cost-effective basis.

If we fail to achieve initial design wins for our products, we may lose the opportunity for sales for a significant period of time to customers and be unable to recoup our investments in our products.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements. Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our products, which would harm our business.

If we fail to develop, in a timely manner, or at all, technologies that address the demands of a shift from analog broadcast TV to digital broadcast TV, our operating results could suffer.

Our semiconductors are principally designed to decode analog broadcast TV signals into digital images. We believe the transmission of broadcast TV signals will over time shift from analog signals to digital signals. We are in the process of developing mixed signal and digital technology to decode digital signals. However, transmission of digital video involves a combination of emerging technologies. The complexities of these technologies and the variability in implementations between manufacturers may cause our development of semiconductors to be costly and time-consuming. We may never obtain the benefits of our investment in developing this technology. The complexities of digital broadcast technologies may also cause some of the semiconductors we are developing to ultimately work incorrectly for reasons that may be either related or unrelated to our products, or not be interoperable with other key products. Delays or difficulties in integrating our semiconductors into digital broadcast TV products or the failure of products incorporating digital broadcast TV to achieve broad market acceptance could have an adverse effect on our business.

A significant portion of our products are sold into the consumer and security surveillance markets, and if sales of our semiconductors into these markets decline or do not increase, or if we do not increase our sales into the automotive market, our business and financial results could suffer.

We sell semiconductors targeted for the consumer, security surveillance and automotive markets. We believe that for the year ended December 31, 2005 more than 80% of our sales were derived from the sale of our products designed for the consumer and security surveillance markets. If sales of semiconductors into these markets decline or do not increase, or if demand slows in these markets generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

Our customers in the consumer market experience seasonality, which is likely to cause our revenues to fluctuate.

A significant number of our semiconductors are sold for use in the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. These sales fluctuations are expected to continue.

We manufacture our products based on our estimates of customer demand, and if our estimates are incorrect our financial results could be negatively impacted.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel purchase orders or defer the shipments of our products. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

We do not expect to sustain the growth rate of our recent revenues.

Our revenues have grown rapidly in a short period of time. We do not expect to achieve similar growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully transfer our operating activities to our foreign operations and the amount and timing of intercompany payments from our foreign operations subject to United States income taxes related to the transfer of certain rights and functions. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of December 31, 2005, we had federal and state tax net operating loss carryforwards of approximately $14 million and $9 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Code.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We are experiencing a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development as well as increase our sales and marketing efforts. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively:

•                  hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel and financial and information technology personnel;

•                  continue to enhance our customer resource management and manufacturing management systems;

•                  implement additional and improve existing administrative, financial and operations systems, procedures and controls, including the requirements of the Sarbanes-Oxley Act of 2002;

•                  expand and upgrade our technological capabilities; and

•                  manage multiple relationships with our customers, distributors, suppliers and other third parties.

Our efforts may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We may experience unforeseen delays, expenses or lower than expected product yields for our semiconductors manufactured by our third party vendors, which could increase our costs and prevent us from recognizing the benefits of new technologies we develop.

We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future that may render our new or enhanced products, when introduced, obsolete and unmarketable. In addition, it is often difficult for semiconductor foundries to achieve satisfactory product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle after a product that can be physically analyzed and tested exists. Poor yields from our foundry could cause us to sell our products at lower gross margins and therefore harm our financial results.

Defects in our products could increase our costs, cause customer claims and delay our product shipments.

Although we test our products, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. For example, in 2003 we were unable to sell certain products to a customer for whom these products were specifically designed as a result of our failure to produce a product that met this customer’s specifications. We believe this customer secured the product from another vendor. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns and product liability claims against us, which may not be fully covered by insurance. Any of these could harm our business.

We rely on a limited number of independent subcontractors for the manufacture, assembly and testing of our semiconductors, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce all of our semiconductors. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

•                  reduced control over product cost, delivery schedules and product quality;

•                  potential price increases;

•                  inability to achieve required production or test capacity and achieve acceptable yields on a timely basis;

•                  longer delivery times;

•                  increased exposure to potential misappropriation of our intellectual property;

•                  shortages of materials that foundries use to manufacture products;

•                  labor shortages or labor strikes; and

•                  quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as SARS, the avian flu or any similar future outbreaks in Asia.

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

We plan to retain additional foundries to manufacture our semiconductors, which could disrupt our current manufacturing process and negatively impact our sales volumes and net revenue.

As a result of the complexity in manufacturing our semiconductors, it is difficult to retain and rely on a new foundry. We may not be able to enter into a relationship with a new foundry that produces satisfactory yields on a cost-effective basis. If we need another foundry because of increased demand, or the inability to obtain timely and adequate deliveries from our current provider, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Any failure to successfully integrate a new foundry could negatively impact our sales volumes and net revenue.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To reduce costs and maintain our gross margins, we intend to transition our semiconductors to increasingly smaller geometries and achieve higher levels of design integration. This transition requires us to modify the manufacturing processes for our products and to redesign some products, which may result in delays in product deliveries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses in the future. If our foundry, or we, experience significant delays in these transitions or fail to efficiently implement these transitions, our business, financial condition and results of operations could suffer.

Our business depends on international customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

The percentage of our revenues attributable to sales to customers in Asia was 99% in the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. Currently, we maintain international sales offices in Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We have also established offices in China, Taiwan and South Korea, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in Asia, including Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

•                  difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•                  compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;

•                  legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•                  our ability to receive timely payment and collect our accounts receivable;

•                  political, legal and economic instability, foreign conflicts and the impact of regional and global infectious illnesses, such as the SARS outbreak or avian flu in the countries in which we and our customers, suppliers, manufacturers and subcontractors are located;

•                  legal uncertainties regarding protection for intellectual property rights in some countries;

•                  fluctuations in freight rates and transportation disruptions.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our semiconductors, particularly those designed for digital video applications in the automotive market. Our sales cycle typically ranges from six to 12 months. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenue, if any, from these expenditures. In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product. As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our semiconductors or elects not to purchase a new product or product enhancements from us.

We primarily sell our semiconductors through distributors, and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

We market and distribute our products primarily through distributors. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 65% of our revenues in 2005 and approximately 77% of our revenues in the six months ended June 30, 2006.

Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current distributors and sales representatives, volume pricing discounts, order cancellations, delays in shipment by one of our major distributors or sales representatives or the failure of our distributors or sales representatives to successfully sell our products.

We rely primarily upon copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We seek to protect our proprietary design processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•                  the laws of other countries in which we market our semiconductors, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies;

•                  people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting these actions; and

•                  policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. For example, if the foundry that manufactures our semiconductors loses control of our intellectual property, it would be more difficult for us to take remedial measures since it is located in Taiwan, which does not have the same protection for intellectual property as is provided in the United States. Any inability to adequately protect our proprietary rights could harm our ability to compete, generate revenue and grow our business.

We may not obtain sufficient patent protection on the technology embodied in the semiconductors we currently manufacture and market, which could harm our competitive position and increase our expenses.

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2005, we had three issued patents in the United States and two patent applications pending in the United States and two applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently manufacture and market, including a patent for our video decoding architecture. Patents that we currently own do not cover all of the semiconductors that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with competitive advantages. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by anyone in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business or our competitive position.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

Our industry is characterized by frequent litigation regarding patent and other intellectual property rights. In September 2000, we received a letter from another entity claiming to have patents in certain technology and inviting us to take a license under these patents that apply to comb filters, phase demodulation, oversampling and interpolation or scaling and deinterlacing. This third party, however, has failed to specify which of our products or technologies allegedly infringe on its patents. We cannot assess the potential impact on our business because we cannot currently identify which of our products and technologies, if any, might be impacted by the potential claim. Our discussions with this third party are ongoing. We also were recently a party to an administrative proceeding in front of the intellectual property tribunal in South Korea in which another party unsuccessfully sought a determination that our TW2824 and TW2834 products infringed a South Korean patent allegedly held by that party. We have certain indemnification obligations to customers under our contract development projects with respect to any infringement of third-party patents and intellectual property rights by our products. If a lawsuit were to be filed against us in connection with an offer to license technology or claims of infringement, our business would be harmed.

Questions of infringement in the digital video applications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation, could cause our customers to use our competitors’ products and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

Our headquarters are located in California and our third-party manufacturing, assembly and testing vendors are concentrated in Asia and elsewhere in the Pacific Rim, areas subject to significant earthquake risks. Any disruption to our or their operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

TSMC, which manufactures our semiconductors, and ASE, which performs substantially all of our assembly and testing facilities, are each located in Taiwan. In addition, our headquarters are located in Northern California. The risk of an earthquake or extreme weather in the Pacific Rim region or an earthquake in Northern California is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of TSMC and ASE, as well as other providers of foundry, packaging and test services. In 2005, several typhoons also disrupted the operations of TSMC and ASE. As a result of these natural disasters, these contractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. The occurrence of earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies have made changes to GAAP that require us, starting in our first quarter of fiscal 2006, to record a charge to earnings for the estimated fair value of employee stock option grants and other equity incentives, whereas under prior accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grant and other equity incentive expensing, which could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us or require us to pay more cash compensation and therefore make it more difficult for us to attract and retain employees.

Risks Related to Our Industry

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly, which could adversely affect the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors have caused and could cause substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

The demand for semiconductors is affected by general economic conditions, which could impact our business.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In addition, terrorist acts and similar events, turmoil in the Middle East or war in general, could contribute to a slowdown of the market demand for our products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

Risks Related to Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Form 10-Q. In addition, the stock market in general has, and The Nasdaq National Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•                  market acceptance of our products;

•                  the need to adapt to changing technologies and technical requirements;

•                  the existence of opportunities for expansion; and

•                  access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2006, we had 20,045,147 shares of common stock outstanding. Of these outstanding shares,

•                  5,500,000 shares are eligible for resale; and

•                  14,545,147 shares will be available for sale December 19, 2006, which is the date of the expiration of lock-up agreements the holders of our common stock entered into with us or with the underwriters in connection with our initial public offering, subject to vesting requirements and certain volume limitations.

Any or all of these shares may be released prior to expiration of the 180-day lock-up period at the discretion of Lehman Brothers Inc. without prior notice. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline.

In addition, the holders of approximately 10,247,536 shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

Our corporate actions are substantially controlled by officers, directors, principal stockholders and affiliated entities.

Our directors, executive officers and their affiliated entities beneficially own a significant percentage of our outstanding common stock. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

Management may apply our cash and equivalents and short-term investments to uses that do not increase our market value or improve our operating results.

We intend to use our cash and equivalents and short-term investments for general corporate purposes, including working capital and capital expenditures. We may also use a portion of our cash and equivalents and short-term investments to acquire or invest in complementary technologies, businesses or other assets. We have not reserved or allocated our cash and equivalents and short-term investments for any specific purpose, and we cannot state with certainty how our management will use our cash and equivalents and short-term investments. Accordingly, our management has considerable discretion in applying our cash and equivalents and short-term investments, and you will not have the opportunity, as part of your investment decision, to assess whether we are using our cash and equivalents and short-term investments appropriately. We may use our cash and equivalents and short-term investments for purposes that do not result in any increase in our results of operations or market value. Until the cash and equivalents and short-term investments are used, they may be placed in investments that do not produce income or that lose value.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•                     the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•                     the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•                     the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•                     the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•                     the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock;

•                     the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the indemnification of directors and officers and the ability of stockholders to take action;

•                     the required approval of holders of at least a majority of the shares entitled to vote at an election of directors to remove directors for cause; and

•                     the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added an independent director, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended June 30, 2006, we sold an aggregate of 91,728 shares of our common stock to employees and consultants for cash consideration in the aggregate amount of $0.1 million upon the exercise of stock options granted under our Stock Option Plans which were not registered under the Securities Act of 1933. These issuances were deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act of 1933 as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

(b) On June 21, 2006, our registration statement on Form S-1 (Registration No. 333-130965) was declared effective for our initial public offering.  This offering closed on June 26, 2006.  The managing underwriters were Lehman Brothers Inc., Cowen and Company, LLC, Needham & Company, LLC, Piper Jaffray & Co. and Pacific Growth Equities, LLC.

Under this registration statement, we registered 5,500,000 shares of our common stock at a price to the public of $9.00 per share. We registered 2,540,225 of these shares on the Company’s behalf and 2,959,775 of these shares on behalf of certain of our selling stockholders.

The sale of 2,540,225 shares of common stock by the Company resulted in aggregate gross proceeds to the Company of approximately $22.9 million, approximately $1.6 million of which the Company applied to underwriting discounts and commissions and approximately $3.7 million of which the Company will apply to pay other expenses of the offering. As a result, the Company will receive net proceeds of approximately $17.6 million from the offering.

At July 31, 2006 we had all net proceeds from the offering invested in money market funds, commercial paper and auction rate securities. We intend to use these net proceeds for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary technologies, businesses or other assets.

(c) Not applicable.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.          Other Information

Not applicable.

ITEM 6.          Exhibits

(a)                                   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006

/s/ Fumihiro Kozato
Fumihiro Kozato
Chief Executive Officer

Dated: August 11, 2006

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration and Chief Financial Officer