Form 10-Q
period 2006-09-30
TECHWELL INC
filed 2006-11-13
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐      Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2006, 20,298,897 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1.            Financial Statements

TECHWELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$17,389	$15,982
Short-term investments	31,365	804
Total cash, cash equivalents and short-term investments	48,754	16,786
Accounts receivable	2,275	3,052
Inventory	6,193	3,113
Prepaid expenses and other current assets	781	2,224
Total current assets	58,003	25,175
Property and equipment, net	578	434
Long-term investment	989	—
Other assets	57	35
Total	$59,627	$25,644

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,483	$1,336
Accrued liabilities	3,326	2,687
Total current liabilities	8,809	4,023
Deferred rent	13	54
Total liabilities	8,822	4,077

Redeemable convertible preferred stock, $0.001 par value; 12,787,118 shares authorized, 12,777,118 shares outstanding, and $41,402 aggregate liquidation preference at December 31, 2005	—	40,777

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares outstanding at September 30, 2006	—	—
Common stock, $0.001 par value; 250,000,000 and 25,000,000 shares authorized at September 30, 2006 and December 31, 2005; 20,222,605 shares and 4,369,058 shares outstanding at September 30, 2006 and December 31, 2005	20	4
Additional paid-in capital	66,425	5,355
Deferred stock-based compensation	(752)	(1,323)
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(14,874)	(23,246)
Total stockholders’ equity (deficit)	50,805	(19,210)
Total	$59,627	$25,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$15,101	$9,877	$37,702	$25,259

Cost of revenues	6,374	4,994	16,112	12,444

Gross profit	8,727	4,883	21,590	12,815

Operating expenses:
Research and development	2,033	2,217	6,984	6,118
Selling, general and administrative	2,362	1,396	6,064	4,047
Total operating expenses	4,395	3,613	13,048	10,165

Income from operations	4,332	1,270	8,542	2,650
Interest income	617	105	1,024	248

Income before income taxes	4,949	1,375	9,566	2,898
Provision for income taxes	440	52	1,194	120

Net income	$4,509	$1,323	$8,372	$2,778

Basic net income per share	$0.22	$0.33	$0.82	$0.71
Diluted net income per share	$0.21	$0.07	$0.42	$0.15

Weighed average shares used in computing net income per share:
Basic	20,093	4,046	10,213	3,902
Diluted	21,787	18,572	19,794	18,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,372	$2,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	144
Stock-based compensation	1,788	606
Tax benefit from employee equity incentive plans	190	—
Excess tax benefits from stock-based compensation	(22)	—
Changes in assets and liabilities:
Accounts receivable	777	(1,494)
Inventory	(3,080)	(3,792)
Prepaid expenses and other current assets	(359)	530
Other assets	(22)	12
Accounts payable	4,024	950
Accrued liabilities	1,681	1,471
Restructuring accrual	—	(103)
Deferred rent	(41)	15
Net cash provided by operating activities	13,545	1,117
Cash flows from investing activities:
Purchase of property and equipment	(348)	(186)
Change in restricted cash	—	100
Purchase of short-term investments	(62,967)	—
Purchase of long-term investment	(989)	—
Proceeds from maturities of short-term investments	32,392	5,483
Net cash provided by (used in) investing activities	(31,912)	5,397
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	19,458	—
Proceeds from the issuance of Series F redeemable convertible preferred stock	—	2,909
Proceeds from exercise of stock options	294	228
Excess tax benefits from stock-based compensation	22	—
Collection of notes receivable from stockholders	—	169
Net cash provided by financing activities	19,774	3,306
Net increase in cash and cash equivalents	1,407	9,820
Cash and cash equivalents at beginning of period	15,982	2,069
Cash and cash equivalents at end of period	$17,389	$11,889

Supplemental cash flow information—income taxes paid	$695	$1

Supplemental disclosure of noncash investing and financing activities:
Deferred stock-based compensation related to stock option grants	$—	$949
Reversal of deferred stock-based compensation for cancellation of stock options	$148	$464
Change in accrued offering costs	$94	$—
Change in accrued equipment costs	$33	$—
Conversion of redeemable convertible preferred stock to common stock	$40,777	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Background and Basis of Presentation

The Company

Techwell, Inc. (“Techwell” or the “Company”) was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006.  As a result of the reincorporation, the condensed consolidated financial statements have been adjusted to give retroactive effect to the establishment of par value for Techwell’s common stock.  The Company is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets.

The Company has branch offices in South Korea and Taiwan and recently established a subsidiary in China.  The South Korea office is primarily involved in product development and is also involved in technical sales support.  The China office and the Taiwan office primarily provide sales and marketing support.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2005 has been derived from the audited financial statements as of and for the year then ended.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on June 21, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period.

Principles of Consolidation and Year End

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments.  The change in unrealized losses on investments, net of tax, in the three and nine months ended September 30, 2006 was $1,000 and $14,000, respectively.  There were no unrealized gains or losses on investments in the three and nine months ended September 30, 2005.

Common Stock and Conversion of Redeemable Convertible Preferred Stock

In June 2006, the Company completed its initial public offering (“IPO”) and issued 2,540,225 shares of its common stock at a price of $9.00 per share. The Company received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the IPO, each outstanding share of redeemable convertible preferred stock was automatically converted into one share of common stock.  In July 2006, the Company received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters’ partial exercise of their over-allotment option received in connection with the Company’s initial public offering in June 2006.

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No.108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is evaluating the potential impact of SAB No.108 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is evaluating the potential impact of SFAS No. 157 on its results of operations and financial position.

Note 2.  Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock, stock units and stock appreciation rights to employees, consultants and directors.  At September 30, 2006, the total number of shares available for issuance under the Plans is 1,841,876.  Options granted under the Plans have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006.  Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest.  Accordingly, for the three and nine months ended September 30, 2006, stock based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenues	$35	$8	$72	$26
Research and development	174	109	909	315
Selling, general and administrative	342	(21)	807	265
Related tax effect	(34)	—	(60)	—
Total stock-based compensation expense	$517	$96	$1,728	$606

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model.  This valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of Techwell’s common stock, an assumed risk free interest rate and the estimated forfeiture rate of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.  Since the Company’s stock has not been actively traded in the past, the Company uses the simplified calculation of expected term described in SAB No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.  The estimated forfeiture rate is based on the Company’s historical experience and is estimated at 10%.   The Company uses the straight-line method for expense attribution for options granted after January 1, 2006, and valued in accordance with SFAS 123(R).

The following assumptions are used to value stock options granted after adoption of SFAS 123(R):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Expected term in years	6.08	6.08
Risk-free interest rate	4.85%	4.55% - 5.0%
Expected volatility	72.6%	72.6% - 74.1%
Dividend yield	0%	0%

The total compensation cost attributable to activities capitalized in inventory was not significant in the three and nine months ended September 30, 2006.

Under the provisions of APB Opinion No. 25, the Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant.  From April 2005 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. Techwell subsequently obtained valuations from an unrelated valuation specialist that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation.  For options granted in earlier periods, the fair value of the common stock was originally based on estimates made by the board of directors at the date of each grant. The Company did not obtain valuations by a valuation specialist. Subsequent to the grant date, when the Company prepared its financial statements, it performed retrospective valuations of its common stock using the probability-weighted expected return method. The Company used the values determined to record retroactively stock compensation based on the difference between the subsequently determined fair value and the exercise price.  For options granted prior to January 1, 2006, the Company uses the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal of previously expensed stock compensation associated with the unvested options during the period in which the forfeiture occurs. Stock-based compensation expense from vested options is not reversed.

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company recorded excess tax benefits of $22,000 in the three and nine months ended September 30, 2006.

The following table summarizes stock option activity during the nine months ended September 30, 2006 under all stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at December 31, 2005	2,417,728	$1.22
Options granted	697,000	$9.88
Options exercised	(406,204)	$0.72
Options cancelled	(189,138)	$2.38
Options outstanding at September 30, 2006	2,519,386	$3.61	7.47	$28,653

Options exercisable at September 30, 2006	1,127,823	$0.80	5.60	$15,993

The fair value of options accounted for in accordance with SFAS 123(R) and vested in the nine months ended September 30, 2006 is $672,000.  The weighted-average fair value of options granted in the nine months ended September 30, 2006 is $6.88.   Total compensation cost of options granted but not yet vested as of September 30, 2006 was $4.1 million, which is expected to be recognized over the weighted-average period of 1.75 years.

Adjustments During the Quarter Ended March 31, 2006

Subsequent to the issuance of the 2005 financial statements, management determined that it had underestimated the fair value of its common stock at the time of its stock option grants in November and December 2005. As a consequence, at December 31, 2005 deferred stock-based compensation, additional paid-in capital and operating expenses were understated by $422,000, $466,000 and $44,000, respectively, for employee stock options, and additional paid-in capital and operating expenses were understated by $3,000 for nonemployee stock options. In addition, management found that variable accounting had been incorrectly used for certain foreign employee stock options resulting in overstatements of deferred stock-based compensation, additional paid-in capital and operating expenses by $78,000, $127,000 and $49,000, respectively. The aggregate impact of these adjustments as of December 31, 2005 is an understatement of deferred stock-based compensation, additional paid-in capital and operating expenses of $344,000, $342,000 and $2,000, respectively. Management has determined that the impact of these errors on the 2005 annual financial statements and on the fourth quarter of 2005 is not material using the guidance of SEC SAB No. 99, Assessing Materiality. Accordingly, the cumulative adjustment to correct these errors was recorded in the financial statements for the quarter ended March 31, 2006. Management does not believe the correction of these errors is material to the financial statements for the three months ended March 31, 2006 or for the nine months ended September 30, 2006 and does not believe that it will be material to the 2006 annual financial statements.

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average common shares outstanding	20,162	4,104	10,290	3,933
Weighted average shares subject to repurchase	(69)	(58)	(77)	(31)
Shares used to calculate basic net income per share	20,093	4,046	10,213	3,902
Effect of dilutive securities:
Convertible preferred stock	—	12,777	7,866	12,639
Common stock options and unvested common shares subject to repurchase or cancelled	1,694	1,749	1,715	1,674
Dilutive potential common stock	1,694	14,526	9,581	14,313
Shares used to calculate dilutive net income per share	21,787	18,572	19,794	18,215

The completion of the Company’s IPO in June 2006 resulted in the conversion to common stock of all outstanding shares of convertible preferred stock.  As a consequence, the shares used to calculate basic net income per share have increased by the weighted average impact of the 12,777,118 shares of common stock issued on conversion of the convertible preferred stock and the 2,540,225 shares of common stock issued in the IPO and 130,000 shares of common stock issued in July 2006 following the underwriters’ partial exercise of their over-allotment option related to the IPO. For periods prior to the IPO, the weighted shares used to calculate diluted net income per share include the effect of the convertible preferred stock.

Note 4.  Investments

Short-term investments at September 30, 2006 are considered available-for-sale and consist of corporate bonds, U.S. government agency securities and auction rate securities. Long-term investment at September 30, 2006 is also considered available-for-sale and consists of a corporate bond. These securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in “Accumulated other comprehensive loss”.  Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented.

Note 5.  Details of Certain Balance Sheet Components

Inventory (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$2,461	$1,306
Work in process	3,732	1,807
	$6,193	$3,113

Property and equipment, net (in thousands):

	September 30, 2006	December 31, 2005
Equipment and software	$1,123	$891
Furniture and fixtures	310	273
Leasehold improvements	143	91
	1,576	1,255
Less accumulated depreciation and amortization	(998)	(821)
	$578	$434

Accrued liabilities (in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation	$1,560	$551
Accrued inventory purchases	617	239
Accounting and legal professional services	245	1,274
Exercise of unvested stock options	122	159
Income taxes payable	418	135
Other	364	329
	$3,326	$2,687

Note 6.  Segment Information

As defined by the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets. The Company’s chief operating decision maker is its chief executive officer.  Enterprise-wide information is provided in accordance with SFAS No. 131. Geographical revenue information is based on the customer’s ship-to location. Long-lived assets consist of property, plant and equipment.  Property, plant and equipment information is based on the physical location of the assets at the end of each reporting period.

The percentage of total revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
South Korea	26%	41%	30%	42%
Taiwan	48%	38%	45%	41%
China/Hong Kong	21%	16%	20%	12%
Japan	4%	4%	3%	3%
United States	1%	1%	1%	1%
Other	—	—	1%	1%
Total	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Security Surveillance(1)	$7,333	$4,009	$17,996	$8,798
Video Decoders(2)	5,667	4,332	14,764	11,969
LCD Display(3)	2,001	1,228	4,281	3,719
Other(4)	100	308	661	773
Total	$15,101	$9,877	$37,702	$25,259

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

(3)    Consists of application specific products designed for use in LCD displays.

(4)    Consists of early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	September 30, 2006	December 31, 2005
United States	$489	$306
Taiwan	70	91
South Korea	14	37
China	5	—
Total	$578	$434

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at			Revenues
	September 30,		December 31,	Three Months Ended September 30,				Nine Months Ended September 30,
Customer	2006		2005	2006		2005		2006		2005
A	*	%	15%	*	%	*	%	*	%	10%
B	*		*	16		12		14		10
C	16		*	*		*		*		*
D	*		*	17		*		14		*
E	22		*	*		*		*		12
F	*		18	*		*		*		*
G	12		12	*		*		*		*
H	12		11	11		*		*		*

*   less than 10%

Note 7.  Related Party Transactions

One member of the Company’s board of directors is a partner in a law firm that provides services to the Company. The Company incurred fees of $21,000 and $54,000 to this law firm for legal services in three months ended September 30, 2006 and 2005, respectively. The Company incurred fees of $101,000 and $179,000 to this law firm for legal services in the nine months ended September 30, 2006 and 2005, respectively.  The amount payable to this law firm was $10,000 at September 30, 2006 and $53,000 at December 31, 2005.

Note 8.  Provision for Income Taxes

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes.  A provision for income taxes of $440,000 and $52,000 was recorded in the three months ended September 30, 2006 and 2005, respectively.  A provision for income taxes of $1,194,000 and $120,000 was recorded in the nine months ended September 30, 2006 and 2005, respectively.   The effective tax rate differed from the statutory federal income tax rate because the Company utilized prior net operating losses to offset profits made in the current period.

In November 2005, the FASB issued FSP No. FAS 123(R)-3 which describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Note 9.  Commitments and Contingencies

On September 26, 2005, we filed an administrative action on behalf of an original equipment manufacturer (OEM) in South Korea against Alogics Co., Ltd. (Alogics), a semiconductor company in South Korea, seeking a determination that the OEM’s product offering which incorporates our TW2834 product does not infringe a patent held by Alogics.   On February 13, 2006, the South Korean Intellectual Property Tribunal rendered a decision in the action determining that the OEM’s product offering which incorporates our TW2834 product does not infringe the patent held by Alogics.  On March 10, 2006, Alogics filed an appeal with the Korean Patent Court (KPC).  All arguments have been presented in this action and we are awaiting a final determination.  We do not believe the resolution of this matter will result in a material adverse impact on our financial position, results of operations or cash flows.  However, an adverse determination could result in further legal action against us in a Korea district court.

Note 10.  Subsequent Event

On November 6, 2006, the Company signed a new lease agreement for its current headquarter facility that will accommodate its principal administrative, sales, marketing, support and research and development functions. Under the new lease agreement beginning on January 1, 2007, the Company will continue occupying approximately 27,900 square feet of space in San Jose, California with the lease expiring on December 31, 2011.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2006 and our audited financial statements for the year-ended December 31, 2005 included in our Registration Statement on Form S-1 previously filed with the SEC.

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

These forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks and uncertainties.  These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the consumer, security surveillance and automotive markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, and the risks set forth under Item 1A. “Risk Factors.”  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 20 different products in the three months ending September 30, 2006.

We have three principal semiconductor product lines: video decoder products, security surveillance products and liquid crystal display, or LCD, products. Our video decoder products, which we view as general purpose products, are high-performance mixed signal semiconductors that decode analog TV broadcast signals, including National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM, and popular analog video signals, including composite, S-Video, component and Syndicate of Radio and Television Manufacturers, or SCART, into a standard digital format. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. In March 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also introduced in March 2006 a semiconductor in the CODEC segment for digital video decoder applications designed specifically for the security surveillance market. Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display. In January 2006, we announced the introduction of three new LCD display processors designed for the automotive end market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs. Our other products include early generation mixed signal semiconductors for digital video applications and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

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

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs. In the three months ended September 30, 2006, we derived approximately 82% of our revenues from products sold to distributors and 18% from products sold to OEMs or ODMs.  In the nine months ended September 30, 2006, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs.  In 2005, we derived 65% of our revenues from products sold to distributors and 35% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 81% and 73% of our revenues from our ten largest customers in the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, three of our customers accounted for 17%, 16%, and 11%, respectively, of our revenues. For the three months ended September 30, 2005, one of our customers accounted for 12% of our revenues.  For the nine months ended September 30, 2006, two of our customers each accounted for 14% of our revenues. For the nine months ended September 30, 2005, three of our customers accounted for 12%, 10% and 10%, respectively, of our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia. In the three months ended September 30, 2006, approximately 99% of our revenues were from sales in Asia, including 48% in Taiwan, 26% in

South Korea, 21% in China and 4% in Japan. In the three months ended September 30, 2005, approximately 99% of our revenues were from sales in Asia, including approximately 38% in Taiwan, 41% in South Korea, 16% in China and 4% in Japan.  In the nine months ended September 30, 2006, approximately 98% of our revenues were from sales in Asia, including approximately 45% in Taiwan, 30% in South Korea, 20% in China and 3% in Japan. In the nine months ended September 30, 2005, approximately 98% of our revenues were from sales in Asia, including approximately 41% in Taiwan, 42% in South Korea, 12% in China and 3% in Japan. We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the consumer electronic devices that use our integrated circuits, or ICs, are manufactured. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. However, all of our sales, substantially all of our cost of revenues and a majority of our operating expenses are denominated in U.S. dollars. As a consequence, we believe that our overall exposure to foreign exchange risk is low.

We have two international branches, one in South Korea and one in Taiwan and we recently established a subsidiary in China. As of September 30, 2006, 37 of our 95 employees were located in our international subsidiary and two international branches. Our South Korea branch is primarily involved in product development and is also involved in technical sales support. Our China subsidiary and our Taiwan branch provide sales and marketing support.

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

Our revenues increased by 53% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and net income increased to $4.5 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. Our revenues increased by 49% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and net income increased to $8.4 million for the nine months ended September 30, 2006 from $2.8 million for the three months ended September 30, 2005. However, we had an accumulated deficit of $14.9 million as of September 30, 2006 and we may not be able to maintain our recent growth and profitability. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed consolidated financial statements.

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

As of December 31, 2005, we had approximately $14.9 million of federal and $9.2 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, these carryforwards will expire beginning in 2020 for federal tax purposes and in 2012 for state tax purposes. We also have research and other tax credit carryforwards of approximately $0.8 million for both federal and state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2012. The state tax credits can be carried forward indefinitely.

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

We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and nine months ended September 30, 2006, stock based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion 25.

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

Upon adoption of SFAS 123(R), we were required to estimate the number of outstanding options that are not expected to vest. In subsequent periods, if actual forfeitures differ from these estimates, we will revise our estimates. No compensation cost is recognized for options that do not vest. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal of previously expensed stock compensation associated with the unvested options during the period in which the termination occurred. Stock compensation expense from vested options is not reversed.

We estimated the fair value of options granted after January 1, 2006 using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual results differ from our estimates, we will record the difference as a cumulative adjustment in the period we revise our estimates. Since our stock has not been actively traded in the past, we used the simplified calculation of expected term described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107 and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free interest rate is based on U.S. Treasury securities. We estimated expected forfeiture rate based on our historical experience.

The following assumptions are used to value stock options granted after adoption of SFAS 123(R):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Expected term in years	6.08	6.08
Risk-free interest rate	4.85%	4.55% - 5.0%
Expected volatility	72.6%	72.6% - 74.1%
Dividend yield	0%	0%

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

Under the provisions of APB Opinion 25, we determine our amortization expense following the multiple grant approach, which results in substantially higher amounts of amortization in earlier years as opposed to the single grant approach, which results in equal amortization over the vesting period of the options. Under the multiple grant method, the amortization in any given period is significantly impacted by the number and timing of grants within the period and the amount by which the estimated fair value of our stock exceeds the exercise price of the option and, to a lesser extent, from the amortization of options granted in previous periods. Forfeitures of unvested options resulting from employee terminations result in the reversal of previously expensed stock compensation associated with the unvested options during the period in which the forfeiture occurs. Stock compensation expense from vested options is not reversed.

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statement of Operations Data:	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	42.2	50.6	42.7	49.3
Gross margin	57.8	49.4	57.3	50.7

Operating expenses:
Research and development*	13.5	22.4	18.5	24.2
Selling, general and administrative*	15.6	14.1	16.1	16.0

Total operating expenses	29.1	36.5	34.6	40.2

Income from operations	28.7	12.9	22.7	10.5
Interest income	4.1	1.0	2.7	1.0

Income before income taxes	32.8	13.9	25.4	11.5
Provision for income taxes	2.9	0.5	3.2	0.5
Net Income	29.9%	13.4%	22.2%	11.0%

(*)    Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Costs and expenses:
Cost of revenues	0.2%	0.1%	0.2%	0.1%
Research and development	1.2	1.1	2.4	1.2
Selling, general and administrative	2.3	(0.2)	2.1	1.0

Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Security Surveillance(1)	$7,333	$4,009	$17,996	$8,798
Video Decoders(2)	5,667	4,332	14,764	11,969
LCD Display(3)	2,001	1,228	4,281	3,719
Other(4)	100	308	661	773
Total	$15,101	$9,877	$37,702	$25,259

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

(4)    Consists of early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

Comparisons of the Three Months Ended September 30, 2006 and 2005

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications.  We have three principal product lines:  video decoder, security surveillance and LCD display.  All of our sales are denominated in U.S. dollars.

Revenues were $15.1 million for the three months ended September 30, 2006 and $9.9 million for the three months ended September 30, 2005, an increase of 53%.  Revenues from our security surveillance products increased approximately $3.3 million, or 83%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of the increase in sales of our four-in-one video decoders and our recently introduced integrated security surveillance products.  Revenues from video decoder products increased approximately $1.3 million, or 31%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of a general increase in demand from the markets for products such as multi-function monitors and DVD recorders, offset by a shift in sales from general-purpose video decoders to application specific products specifically designed for the security surveillance market.  Revenues from our LCD display products increased by $0.8 million, or 63%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of a continuing ramp of customer projects begun from earlier design wins in the automotive market.  Other revenues decreased $0.2 million, or 68%, in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, primarily as a result of decreased sales of our PCI video decoder products.

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

Gross profit was $8.7 million for the three months ended September 30, 2006 and $4.9 million for the three months ended September 30, 2005, an increase of 79%.  Gross margin was 58% for the three months ended September 30, 2006 increasing from 49% for the three months ended September 30, 2005.  The increase in gross margin was primarily a result of reduced materials and production costs in the third quarter of 2006 compared to the third quarter of 2005.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of less than $0.1 million in both the three months ended September 30, 2006 and 2005.

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

Research and development expenses were $2.0 million, or 14% of revenues, for the three months ended September 30, 2006 and $2.2 million or 22% of revenues for the three months ended September 30, 2005.  This decrease is primarily attributable to tape-out related expenses which decreased by approximately $0.3 million as they are not incurred uniformly every quarter.   Approximately $0.4 million of tape-out related expense were planned for but not incurred for the three months ended September 30, 2006.  We anticipate incurring these expenses in the fourth quarter of 2006.  The decrease in tape-out related expenses was partially offset by an increase in compensation expense due in part to the increase in engineering headcount and increased expenses associated with our Korea branch.

We incurred stock-based compensation expense associated with research and development personnel of $0.2 million and $0.1 million in the three months ended September 30, 2006 and 2005, respectively.

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

Selling, general and administrative expenses were $2.4 million, or 16% of revenues, for the three months ended September 30, 2006 and $1.4 million or 14% of revenues for the three months ended September 30, 2005.  The increase in expense in absolute dollars was due primarily to increased compensation and consulting related expenses of $0.5 million to support increasing customer interest in our products and the growth of our business, an increase in professional services expense of $0.2 million for audit and legal services associated with the growth in our business, an increase in insurance and administrative fees of $0.2 million associated with being a public company. These increases in expense were offset in part by a decrease of $0.1 million in commission expense for sales representatives reflecting a larger proportion of sales to distributors in the period.  We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume.  Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as improvements to our information technology infrastructure and increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.3 million in the three months ended September 30, 2006.  We incurred a net credit to stock-based compensation of less than $0.1 million in the three months ended September 30, 2005 as the forfeiture of an unvested stock option resulting from an employee termination resulted in the reversal of previously expensed stock compensation associated with the unvested stock option during the quarter which was greater than stock-based compensation expense in the quarter.

Interest Income.     Interest income was $0.6 million for the three months ended September 30, 2006 and $0.1 million for the three months ended September 30, 2005.  The increase was due to higher cash, cash equivalent and short-term investment balances as a result of our initial public offering and higher interest rates in the three months ended September 30, 2006 compared to the same period in the prior year.

Income Taxes.     Our provision for income taxes was $0.4 million for the three months ended September 30, 2006 and $0.1 million for the three months ended September 30, 2005.  The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits.

Comparisons of the Nine Months Ended September 30, 2006 and 2005

Revenues.    Revenues were $37.7 million for the nine months ended September 30, 2006 and $25.3 million for the nine months ended September 30, 2005, an increase of 49%.  Revenues from our security surveillance products increased approximately $9.2 million, or 105%, in the nine months ended September 30, 2006 compared to the nine months ended

September 30, 2005, primarily as a result of the increase in sales of our four-in-one video decoder and higher integrated security surveillance products.  Revenues from video decoder products increased approximately $2.8 million, or 23%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of a general increase in demand in the consumer markets that our video decoders serve, offset by a shift in sales from general-purpose video decoders to application specific products designed specifically for the security surveillance market.  Revenues from our LCD display products increased by $0.6 million, or 15%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of increased demand in the automotive market.  Other revenues decreased $0.1 million, or 15%, in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, primarily as a result of decreased sales of our PCI video decoder products.

Gross Profit and Gross Margin.   Gross profit was $21.6 million for the nine months ended September 30, 2006 and $12.8 million for the nine months ended September 30, 2005, an increase of 68%.  Gross margin was 57% for the nine months ended September 30, 2006 increasing from 51% for the nine months ended September 30, 2005.  The increase in gross margin was primarily a result of reduced materials costs and production costs in the nine months ended September 30, 2006 compared to the same period in 2005.  Our gross margin in the nine months ended September 30, 2005 was adversely impacted by the decline in the average selling price of our LCD display products arising from discounts granted on a large order from a single customer.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of less than $0.1 million in both the nine months ended September 30, 2006 and 2005.

Research and Development.   Research and development expenses were $7.0 million, or 19% of revenues, for the nine months ended September 30, 2006 and $6.1 million or 24% of revenues for the nine months ended September 30, 2005.  Compensation related expenses increased by approximately $1.3 million due to the increase in engineering headcount and increased expenses associated with our Korea branch. These increases in expenses were partially offset by a decrease of $0.6 million in tape out expenses. Approximately $0.4 million of tape-out related expense were planned for but not incurred for the three months ended September 30, 2006.  We anticipate incurring these expenses in the fourth quarter of 2006.

We incurred stock-based compensation expense associated with research and development personnel of $0.9 million and $0.3 million in the nine months ended September 30, 2006 and 2005, respectively.  Stock-based compensation expense increased by $0.6 million for the nine months ended September 30, 2006 primarily as a result of stock options granted in the first quarter of 2006 to certain consultants as compensation for product development services of $0.5 million.

Selling, General and Administrative.  Selling, general and administrative expenses were $6.1 million, or 16% of revenues, for the nine months ended September 30, 2006 and $4.0 million or 16% of revenues for the nine months ended September 30, 2005.  The increase in expense in absolute dollars was due primarily to increased compensation and consulting related expenses of $0.9 million to support increasing customer interest in our products and the growth of our business, an increase in professional services expense of $0.7 million for audit and legal services associated with the growth in our business, an increase in insurance and administrative fees of $0.2 million associated with being a public company and an increase in  expenses of $0.2 million associated with our foreign branches and our subsidiary in China. These increases in expense were offset in part by a decrease of $0.2 million in commission expense for sales representatives reflecting greater sales to distributors.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.8 million and $0.3 million the nine months ended September 30, 2006 and 2005, respectively. This increase is due primarily as a result of stock options granted to certain consultants and new employees as we continued to staff our sales team to support increasing customer interest in our products and our administrative team to meet the requirements of Sarbanes-Oxley Act of 2002.

Interest Income.     Interest income was $1.0 million for the nine months ended September 30, 2006 and $0.2 million for the nine months ended September 30, 2005.  The increase was due to higher cash, cash equivalent and short-term investment balances as a result of our initial public offering and higher interest rates in the nine months ended September 30, 2006 compared to the same period in the prior year.

Income Taxes.     Our provision for income taxes was $1.2 million for the nine months ended September 30, 2006 and $0.1 million for the nine months ended September 30, 2005.  The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock.  As of September 30, 2006, we had cash, cash equivalents and short-term investments of $48.8 million. We maintain our cash, cash equivalents and short-term investments with high credit-quality financial institutions.  As of September 30, 2006, we had total working capital of $49.2 million. Our primary capital requirements are to fund working capital needs.

Net cash provided by operating activities was $13.5 million in the nine months ended September 30, 2006.  The net cash provided by our operating activities in the nine months ended September 30, 2006 was primarily due to our net income of $8.4 million and an increase in accounts payable and accrued liabilities of $5.7 million associated with increasing customer demand as a result of new product introductions and increased sales of existing products and a decrease in accounts receivable of $0.8 million attributable to the timing of customer collections.  These were offset in part by an increase in inventory of $3.1 million in response to increasing customer demand and an increase in prepaid expenses of $0.4 million. We incurred non-cash expenses of $1.8 million for stock-based compensation expenses and $0.2 million in depreciation expenses in the nine months ended September 30, 2006.

Net cash provided by operating activities was $1.1 million in the nine months ended September 30, 2005.  The net cash provided by our operating activities in the nine months ended September 30, 2005 was primarily due to our net income of $2.8 million and an increase in accounts payable and accrued liabilities of $2.4 million and prepaid expenses and other current assets of $0.5 million which was offset by increases in inventory of $3.8 million and accounts receivable of $1.5 million.  The increases in inventory and accounts receivable and accounts payable were associated with the increase in revenues during the period as a result of new product introductions and increased sales of existing products.  We incurred non-cash expenses of $0.6 million for stock-based compensation expenses and $0.1 million in depreciation expenses in the nine months ended September 30, 2005.

Net cash used in our investing activities was $31.9 million in the nine months ended September 30, 2006 reflecting purchases of short-term and long-term investments of $64.0 million and capital purchases of $0.3 million offset by maturities of short-term investments of $32.4 million.  Net cash provided by investing activities was $5.4 million in the nine months ended September 30, 2005 reflecting maturities of short-term investments and restricted cash of $5.6 million offset by capital purchases of $0.2 million.

Net cash provided by financing activities was $19.8 million in the nine months ended September 30, 2006.  The net cash provided by financing activities in the nine months ended September 30, 2006 primarily consisted of proceeds from our initial stock offering net of underwriting discounts, commissions and offering costs of $19.5 million and proceeds from the exercise of stock options of $0.3 million.

Net cash provided by our financing activities was $3.3 million in the nine months ended September 30, 2005. Net cash provided by our financing activities consisted of proceeds of $2.9 million from the issuance of Series F redeemable convertible preferred stock, $0.2 million from the exercise of common stock options and $0.2 million from collections of stockholders’ notes receivable.

We consider all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts, money market funds and commercial paper. Short-term investments consist of corporate bonds, U.S. government agency securities and auction rate securities.

We believe our existing cash, cash equivalents and short and long-term investments, as well as cash that we expect to generate from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we have no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

 Contractual Obligations

At December 31, 2005, we had a total commitment of $2.6 million.  The following table identifies our commitments to settle contractual obligations as of September 30, 2006:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$566	$383	$183	$—
Purchase Commitments	1,740	1,740	—	—
Total Commitments	$2,306	$2,123	$183	$—

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  We are evaluating the potential impact of FIN No. 48 on our results of operations and financial position.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”),  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No.108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. We are evaluating the potential impact of SAB No.108 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt this statement in our first fiscal quarter of 2008. We are evaluating the potential impact of SFAS No. 157 on our results of operations and financial position.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short and long-term investments in demand accounts, money market funds, commercial paper, corporate bonds, U.S. government agency securities and auction rate securities which are investment grade securities with a maximum dollar weighted maturity of two years or less. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our interest income.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Taiwan, South Korea and China is the U.S. dollar and our local accounts are maintained in the local currency in Taiwan, South Korea and China, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. Such fluctuations have not been significant historically and we believe that a 10% change in exchange rates would not have a significant impact on our interest income.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          Legal Proceedings

On September 26, 2005, we filed an administrative action on behalf of an original equipment manufacturer (OEM) in South Korea against Alogics Co., Ltd. (Alogics), a semiconductor company in South Korea, seeking a determination that the OEM’s product offering which incorporates our TW2834 product does not infringe a patent held by Alogics.   On February 13, 2006, the South Korean Intellectual Property Tribunal rendered a decision in the action determining that the OEM’s product offering which incorporates our TW2834 product does not infringe the patent held by Alogics.  On March 10, 2006, Alogics filed an appeal with the Korean Patent Court (KPC).  All arguments have been presented in this action and we are awaiting a final determination.  We do not believe the resolution of this matter will result in a material adverse impact on our financial position, results of operations or cash flows.  However, an adverse determination could result in further legal action against us in a Korea district court.

We are currently not a party to any other material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. As of September 30, 2006, we had an accumulated deficit of approximately $14.9 million. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

The average selling prices of our semiconductor products may be subject to rapid price declines which could harm our revenue and gross profits.

The semiconductor products we develop and sell may be subject to rapid declines in average selling prices. From time to time, we have had to reduce our prices significantly to meet customer requirements, and we may be required to reduce our prices in the future. This would cause our gross margins to decline which in turn may negatively impact our operating results. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

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

Our revenues increased approximately 110% in 2005 from 2004. We do not expect to achieve similar growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

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

Changes in our tax rates will affect our future results.

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully transfer our operating activities to our foreign operations and the amount and timing of intercompany payments from our foreign operations subject to United States income taxes related to the transfer of certain rights and functions. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of December 31, 2005, we had federal and state tax net operating loss carryforwards of approximately $14.9 million and $9.2 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Code.

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce all of our semiconductors. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test many of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

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

The percentage of our revenues attributable to sales to customers in Asia was 99% in the three months ended September 30, 2006 and 2005 and 98% in the nine months ended September 30, 2006 and 2005. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. Currently, we maintain international sales offices in Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We have also established offices in China, Taiwan and South Korea, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in Asia, including Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

•                  legal uncertainties regarding protection for intellectual property rights in some countries; and

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

We market and distribute our products primarily through distributors. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 65% of our revenues in 2005 and approximately 79% of our revenues in the nine months ended September 30, 2006.

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

Our headquarters are located in the State of California and our third-party manufacturing, assembly and testing vendors have facilities in the State of Washington and in Asia, areas subject to significant earthquake risks. Any disruption to our or their operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

TSMC, which manufactures our semiconductors, has facilities in the State of Washington and in Taiwan. Our assembly and testing vendors’ facilities are primarily located in Taiwan. In addition, our headquarters are located in Northern California. The risk of an earthquake or extreme weather in the Pacific Rim region or an earthquake in Northern California or

Washington state is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of TSMC and ASE, our primary assembly vendor, as well as other providers of foundry, packaging and test services. In 2005, several typhoons also disrupted the operations of TSMC and ASE. As a result of these natural disasters, these contractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. The occurrence of earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At September 30, 2006, we had 20,222,605 shares of common stock outstanding. Of these outstanding shares,

•                  5,630,000 shares are eligible for resale; and

•                  14,599,272 shares will be available for sale December 19, 2006, which is the date of the expiration of lock-up agreements the holders of our common stock entered into with us or with the underwriters in connection with our initial public offering, subject to vesting requirements and certain volume limitations.

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

Some of our officers have entered into 10b5-1 trading plans, which generally provide for pre-determined sales of stock by these officers. The sales of stock by our officers, even if made pursuant to these 10b5-1 trading plans may cause our stock price to fall.

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

Management may apply our cash and equivalents, short-term and long-term investments to uses that do not increase our market value or improve our operating results.

We intend to use our cash and equivalents, short-term and long-term investments for general corporate purposes, including working capital and capital expenditures. We may also use a portion of our cash and equivalents, short-term and long-term investments to acquire or invest in complementary technologies, businesses or other assets. We have not reserved or allocated our cash and equivalents, short-term and long-term investments for any specific purpose, and we cannot state with certainty how our management will use our cash and equivalents, short-term and long-term investments. Accordingly, our management has considerable discretion in applying our cash and equivalents, short-term and long-term investments, and you will not have the opportunity, as part of your investment decision, to assess whether we are using our cash and equivalents, short and long-term investments appropriately. We may use our cash and equivalents, short-term and long-term investments for purposes that do not result in any increase in our results of operations or market value. Until the cash and equivalents, short-term and long-term investments are used, they may be placed in investments that do not produce income or that lose value.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended September 30, 2006, we sold an aggregate of 14,166 shares of our common stock to employees and consultants for cash consideration in the aggregate amount of $0.1 million upon the exercise of stock options granted under our Stock Option Plans which were not registered under the Securities Act of 1933. These issuances were deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act of 1933 as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

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

The sale of 2,540,225 shares of common stock by the Company resulted in aggregate gross proceeds to the Company of approximately $22.9 million, approximately $1.6 million of which the Company applied to underwriting discounts and commissions and approximately $3.8 million of which the Company applied to pay other expenses of the offering.

On July 26, 2006, the Company received aggregate gross proceeds of $1.2 million from the sale of an additional 130,000 shares, approximately $0.1 million of which the Company applied to underwriting discounts and commissions, following the underwriters’ partial exercise of their over-allotment option received in connection with the Company’s initial public offering.

As a result, the Company received net proceeds of approximately $18.6 million from the offering.

At September 30, 2006 we had substantially all net proceeds from the offering invested in money market funds, commercial paper, corporate bonds, U.S. government agency securities and auction rate securities. We intend to use these net proceeds for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary technologies, businesses or other assets.

(c) Not applicable.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.          Other Information

On November 6, 2006, we signed a new lease agreement for our current headquarter facility that will accommodate our principal administrative, sales, marketing, support and research and development functions. Under the new lease agreement beginning on January 1, 2007, we will continue occupying approximately 27,900 square feet of space in San Jose, California with the lease expiring on December 31, 2011.

ITEM 6.          Exhibits

(a)                                   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 13, 2006

/s/ FUMIHIRO KOZATO
Fumihiro Kozato
Chief Executive Officer

Dated: November 13, 2006

/s/ MARK VOLL
Mark Voll
Vice President of Finance and Administration and Chief Financial Officer