Form 10-K
period 2006-12-31
TECHWELL INC
filed 2007-03-16
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-52014

TECHWELL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0451738
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)
408 E. Plumeria Drive
San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 435-3888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2006 as reported by the NASDAQ Global Market on that date, was $153,436,478. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2007: 20,740,357

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2006 in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Stockholders.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and profitability, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated tax rate, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the consumer, security surveillance and automotive markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customers, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the risks set forth under Item 1A. “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Techwell,” “we,” “us” or “our” mean Techwell, Inc.

Techwell is our registered trademark. We also refer to trademarks of other corporations and organizations in this Form 10-K.

PART I

ITEM 1.                Business

Overview

We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include advanced TVs, multifunction LCD monitors, DVD recorders, camcorders, security surveillance systems and in-car displays. These applications receive analog video signals commonly generated by over-the-air TV broadcasts, by consumer electronics devices such as set-top boxes, DVD players, VCRs and camcorders and by surveillance cameras. We design both general purpose and application specific products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

We were incorporated in California in March 1997 and reincorporated in Delaware in March 2006. The mailing address of our headquarters is 408 E. Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 435-3888. Our Website is www.techwellinc.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Industry Background

Growth in Video Applications Based on Digital Technology

Video applications based on digital technology are experiencing rapid growth in the consumer, security surveillance and automotive markets. For example, in the consumer market, there has been a significant increase in demand for digital video systems such as advanced TVs, multifunction LCD monitors and DVD recorders. Similarly, security surveillance systems and in-car displays are also experiencing substantial growth. This growth is largely attributable to significant improvements in the user experience, including enhanced video quality, increased functionality and reduced form factors as well as the lower cost of such systems.

TV represents one of the largest and most established applications within the consumer market with a significant installed base worldwide. The majority of the installed base is comprised of TVs based on analog technology. TVs that display video in a digital format, which we refer to as advanced TVs, are rapidly replacing these analog TVs. Consumer demand for higher quality video, increasing availability of higher definition content, improved form factors and declining TV prices are driving this replacement. TVs based on flat panel display technologies such as liquid crystal displays, or LCDs, and plasma display panels are the most popular types of advanced TVs. Cathode ray tube TVs that utilize digital technology are also considered advanced TVs. According to DisplaySearch, the advanced TV market is expected to grow from 13.2 million units in 2004 to 101.8 million units in 2009, representing a compound annual growth rate of 50%.

The security surveillance market is comprised of systems that receive video from multiple surveillance cameras. Security surveillance systems are increasingly incorporating digital technologies that provide advanced functionalities such as video motion detection, hard disk drive storage, intelligent video content analysis and remote monitoring over the Internet. In addition, a heightened focus on security and declining system prices are driving increased demand for security surveillance systems. According to J.P. Freeman, the market for recorders, servers and multiplexers used in security surveillance systems that can incorporate our mixed signal video semiconductors is expected to grow from $2.5 billion in 2004 to $6.0 billion in 2009, representing a compound annual growth rate of 19%.

Applications such as navigation, entertainment and driver information systems are causing the proliferation of in-car LCD displays in the automotive market. These displays are capable of displaying video and graphics signals from a variety of sources, including navigation systems, DVDs, game consoles, TV tuners and cameras. According to Telematics Research Group, shipments of navigation, entertainment and driver information systems are expected to grow from a combined 16.5 million units in 2004 to a combined 47.2 million units in 2009, representing a compound annual growth rate of 23%. In addition to being incorporated into new automobiles by manufacturers, these systems are also increasingly being purchased by consumers in the aftermarket.

The Complexity of Video

To display, store and transport video content, digital video applications receive analog video signals based on multiple standards from a variety of sources. For example, an advanced TV receives analog TV signals from terrestrial broadcast stations and popular analog video signals from other consumer electronics devices such as set-top boxes, DVD players, VCRs and camcorders. Similarly, a security surveillance system receives analog video signals from multiple surveillance cameras for storage on a hard disk drive, display on a TV or PC monitor or transport over the Internet. In addition, an in-car display typically receives analog signals from navigation systems, DVDs, game consoles, TV tuners and cameras.

Terrestrial TV broadcast stations generate video signals that conform to standards varying by region, with over ten standards and sub-standards utilized worldwide. Examples of these standards include National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM. Video applications such as set-top boxes, VCRs, DVD players, game consoles, camcorders and surveillance cameras generate video signals that conform to popular analog video standards such as composite, S-video, component and Syndicate of Radio and Television Manufacturers, or SCART. However, these sources may generate video signals that are off-specification or weak, both of which deteriorate video quality. Off-specification signals are signals that have been generated with slight variations to specifications under a particular standard. Weak signals are signals that conform to specifications but result in high levels of noise. Digital video applications must support these standard analog video signals, even if they are off-specification or weak, without sacrificing video quality.

Opportunity for Mixed Signal Video Semiconductors

Mixed signal video semiconductors are critical components of digital video applications and enable the conversion of standard analog video signals to digital form, even if they are off-specification or weak. In addition, these semiconductors incorporate advanced digital video processing to improve video quality and provide enhanced functionality. Designing these semiconductors requires an extensive knowledge of TV broadcast and popular analog video standards as well as significant digital video processing expertise and advanced analog design capability. We believe that the growth in digital video applications will benefit semiconductor companies that possess the combination of these capabilities.

Our Strengths

Since our inception, we have internally developed the combination of technologies, expertise and capabilities necessary for the conversion and processing of video signals. We do not depend on third parties for any material technology, expertise or capability. We believe we have the following technology strengths:

Advanced Analog Design Capability.   As a result of our advanced analog design capability, we have developed multiple technologies that enable analog video signals to be processed digitally. One of the key analog technologies we have developed internally is our high performance, cost effective and low power analog front-end that conditions and converts analog video signals into a digital format. The multiple core functions performed within our analog front-end are anti-aliasing filtering, automatic gain control signal clamping and analog to digital conversion. Other key analog technologies we have developed internally are phase lock loops, high frequency and delta sigma analog to digital converters, video and audio digital to analog converters and low voltage differential signaling.

Advanced Digital Video Processing Technology.   We have a proprietary video decoding architecture for decoding analog video. This architecture allows us to cost effectively implement two dimension, or 2D, and three dimension, or 3D, comb filtering, color demodulating and sync processing, which are the key technologies required for high performance video decoding. Comb filtering enables improved video quality, while sync processing enables support of weak and off-specification signals. In addition, we have developed a number of digital technologies targeted at specific applications in the consumer, security surveillance and automotive markets. For example, we have developed deinterlacing, scaling and image enhancement algorithms, which are important technologies for displaying video signals in advanced TV and in-car display applications. Similarly, we have developed multiplexing, motion detection, multiple picture-in-picture and motion JPEG compression technologies for security surveillance systems.

Expertise in TV Broadcast and Popular Analog Video Standards.   Our focus on video has enabled us to develop expertise in analog TV broadcast and popular analog video signals, including off-specification and weak signals that are difficult to support. As a result, we have the extensive knowledge base required to perform the analog, mixed signal and digital processing necessary for the display, storage and transport of video signals. This is particularly important because no standards body exists to determine and qualify products developed to meet analog video standards.

Integrated Analog and Digital Technologies in a Standard CMOS Process.   We integrate our advanced digital technologies with our analog technologies on a single semiconductor using a standard complementary metal-oxide semiconductor, or CMOS, process. We believe this provides us with performance, cost and power advantages over other processes such as bipolar.

We believe that the combination of the technology strengths listed above allows us to provide our customers with significant benefits, including:

High Performance.   We enable our customers to achieve high video quality by limiting artifacts such as cross-color, crawling or dangling dots and stair-stepping or jagging that are commonly found when processing analog video signals. Our technology also enables our customers’ products to support multiple standard signals, even if off-specification or weak, without sacrificing video quality. The result is high video quality under a wide range of signal conditions.

High Levels of Integration.   We integrate our analog conversion and digital processing technologies into a single semiconductor. For example, in the security surveillance market, we integrate multiple video decoders and a system controller into a single highly integrated semiconductor, allowing for increased functionality and enabling our customers to reduce system-level costs significantly. Similarly, in the automotive market, we integrate a video decoder, display processor and a timing controller into a single semiconductor, also enabling our customers to reduce system-level costs.

Cost Effectiveness.   Our proprietary video decoding architecture and our standard CMOS process design expertise allow us to reduce the number of transistors required to design semiconductors cost effectively.

Our Growth Strategy

Our objective is to be the leading provider of high performance, cost effective mixed signal semiconductors for multiple digital video applications. To achieve this objective, we expect to continue to pursue the following strategies:

Target Multiple High Growth Digital Video Applications.   We address a number of digital video applications in the consumer, security surveillance and automotive markets that provide us with multiple high growth opportunities. Our products are incorporated into numerous applications that are experiencing significant growth, including advanced TVs, multifunction LCD monitors, DVD recorders, camcorders, security surveillance systems and in-car displays.

Develop Additional General Purpose and Application Specific Products.   We provide our customers with both general purpose and application specific products. Our general purpose products principally decode analog video signals and can be used in all of our target applications. Our application specific products integrate our video decoder with our advanced digital processing technologies and target LCD display and security surveillance. We believe that our general purpose and application specific product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. We plan to maintain and expand upon this product strategy in the future. For example, in 2007, we plan to introduce a general purpose audio/video decoder that decodes the audio and video portions of an analog TV broadcast signal. The challenges associated with decoding audio are similar to those associated with decoding video. We believe that we can leverage our extensive expertise in TV broadcast signals as well as our expertise in developing video decoder products to develop audio decoder products.

Develop New Technologies.   We plan to continue to develop additional technologies to address evolving customer requirements. For example, we are developing advanced display processing technologies, including motion adaptive deinterlacing and color management, which are important functions in advanced TV applications. In addition, we have expanded our research and development efforts and are developing HDTV demodulating and decoding technologies, which are important functions for receiving and processing digital TV broadcast signals. Consistent with our product strategy, we intend to incorporate these HDTV technologies into our general purpose and application specific products in the future.

Expand Customer Relationships.   Our mixed signal semiconductors are used by over 95 companies in the consumer, security surveillance and automotive markets. We sell our semiconductors through sales and customer support personnel and sales and marketing offices in the United States, South Korea, Taiwan and China. We intend to continue to expand our sales, marketing and technical support capabilities to pursue additional design wins with our existing customers and to develop relationships with new customers in our target markets.

Products

We design, market and sell mixed signal semiconductor products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. Our general purpose products currently include our line of video decoders. In 2007, we intend to expand our general purpose products to include a line of mixed signal audio products that decode the audio portion of an analog TV broadcast signal. Our application specific products currently include our security surveillance and LCD display product lines. We intend to continue to develop new generations of products for each of these application specific product lines.

General Purpose Products

Video Decoders.   Our video decoder products are high performance mixed signal semiconductors that decode analog TV broadcast signals, including NTSC, PAL and SECAM, and popular analog video signals, including composite, S-Video, component and SCART, into a standard digital format. Our video decoder products integrate proprietary sync processing, color demodulating and digital 2D and 3D comb filtering, which are the key technologies required for high performance video decoding. We offer a broad range of video decoder products at various price points and with varying features. We currently sell our video decoder products to customers across the following digital video applications: advanced TV, multifunction LCD monitor, DVD recorder, camcorder, security surveillance systems and in-car display. In addition, we are targeting to sell our video decoder products for use in mobile TV phones and portable media players.

Application Specific Products

Security Surveillance.   Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format. In addition, we integrate a multiplexer, a key technology required to combine multiple video signals into a single video signal. In 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet. We currently sell our security surveillance products to customers for the following applications: embedded digital video recorders, or DVRs, PC-based DVRs, networked video recorders, or NVRs, and multiplexers.

LCD Display.   Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on a LCD display. These key functions include a video decoder, deinterlacer and scaler. In addition, our newer generation LCD display products integrate a timing controller to interface directly with certain types of LCD displays and image enhancement functionality to improve overall video quality. In January 2006, we announced the introduction of three new LCD display processors designed for the automotive end market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs. We currently sell our LCD display products to customers for digital video applications, including LCD TVs and in-car displays.

The following table summarizes the features and diverse applications of our general-purpose and application specific semiconductor product lines:

Product Line	Key Features	Representative Applications
General Purpose
Video Decoder	• Supports NTSC, PAL and SECAM analog TV broadcast formats	Advanced TV, DVD recorder, multifunction LCD monitor, camcorder, security surveillance and in-car display
• Supports composite, component, S-video and SCART video formats
• Incorporates either 2D or 3D comb filter and either 9 or 10 bit analog to digital converter
• Available with 100mW to 800mW power consumption
Application Specific
Security Surveillance	• Integrates four NTSC and PAL video decoders	Embedded DVR, PC based DVR, NVR and multiplexer
• Incorporates motion detection, scaling and/or audio analog to digital converters
• Integrates a multiplexer and a MJPEG video CODEC
LCD Display	• Integrates NTSC, PAL, SECAM video decoder, deinterlacer, scaler, timing controller and image enhancement	LCD TV and in-car display
• Supports composite, component, S-video and SCART video formats
• Incorporates image enhancement and analog and digital timing controller

Our other products include contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

Technology

We have several core competencies that enable us to design important analog, mixed signal and digital technologies that can be implemented across our general purpose and application specific product lines. Over the last eight years, we have internally developed the combination of technologies, expertise and capabilities necessary for the conversion and processing of video signals. We do not depend on third parties for any material technology, expertise or capability.

We have developed a proprietary high performance and cost effective video decoder technology that receives and converts various analog video signals, including TV broadcast, composite video, S-video, component and SCART, into a standard digital format. Our video decoder uses both analog and digital circuitry. Our video decoder uses our high performance, cost effective and low power analog front-end for signal conditioning and sampling the analog signal into digital format. It uses our advanced digital processing circuitry, including a 2D and 3D comb filter, a color demodulator and a sync processor for deciphering the raw digital stream into the four principal components: luminance, U, V and synchronization. These are important technologies required for high performance video decoding. Comb filtering is a technique for separating TV broadcast and composite video signals into luminance and modulated chrominance. Our advanced comb filter provides separation resulting in high-resolution image with minimal visible artifacts such as cross color and crawling or dangling dots. Our color demodulator converts the modulated chrominance signals based on NTSC, PAL and SECAM standards and sub-standards into baseband U and V components. Our sync processor extracts the vertical and horizontal synchronization information from the video stream, which is required for the display device to reconstruct the original video content. Both our advanced color demodulator and our advanced sync processor are critical to our decoder’s ability to support off-specification and weak signals.

We have expertise in analog TV broadcast and popular analog video standards. These standards typically define video signal characteristics such as line period, field rate, signal amplitude, chrominance modulation scheme and frequency, among others. Notwithstanding the existence of standards, terrestrial TV stations and video applications such as TVs, VCRs, DVD players, game consoles, camcorders and security cameras sometimes generate signals that are off-specification due to their mechanical nature or other characteristics. In addition, these video sources sometimes contain noise from interference, additional modulation/de-modulation processing or RF transmission. These variations in signal standards and signal strength create significant challenges for OEMs and, in turn, semiconductor companies. To deal with these challenges, we believe these semiconductor companies require expertise in analog TV broadcast and popular analog video standards to assure manufacturers that their products can support these signals, even if they are off-specification or weak.

We design semiconductors that receive an analog signal, convert the analog signal to a digital signal represented by ones and zeroes and then use digital circuitry to process the signal. Using digital circuitry to process analog video signals allows us to achieve high performance video, integrate more functionality and reduce costs. As a result, we combine analog functionality on the same semiconductor substrate with digital functionality. Digital circuits perform high speed switching between logic states that generate transients known as electromagnetic interference as well as electrical noise on the substrate and on the power bus. By contrast, analog circuits are extremely sensitive to noise. There are significant design and development challenges involved in mixing noisy digital circuits with noise-sensitive analog circuits on the same semiconductor substrate. Our design engineers are skilled at solving these problems to achieve high quality video performance on a mixed signal semiconductor.

Customers

We principally sell our products to distributors who, in turn, sell to OEMs, ODMs, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to

OEMs and ODMs. ODMs typically design and manufacture electronic products to sell to OEMs. In the three years ended December 31, 2006, our largest customers have been distributors. Our largest customer in 2004 was IC Land, accounting for 11% of revenues. Our largest customers in 2005 were IC Land and Lacewood each accounting for 10% of our revenues. Our largest customers in 2006 were Lacewood, Regulus and Gentech accounting for 15%, 12% and 10% of our revenues, respectively. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, and to promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 30 days’ notice and do not include price protection. Our direct sales to OEMs and ODMs are accomplished through purchase orders.

Substantially all of our sales are to customers in Asia, which sales accounted for approximately 98% of our revenues for 2004, approximately 99% of our revenues for 2005 and approximately 98% of our revenues for 2006. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
South Korea	52%	41%	31%
Taiwan	25	38	43
China	7	16	21
Japan	14	4	3
Other	2	1	2

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force and applications engineering staff and our network of domestic and international independent distributors and sales representatives. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support personnel in the United States as well as China, Japan, South Korea and Taiwan. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

Our sales cycle typically ranges from six to 12 months. We work directly with system designers to create demand for our semiconductors by providing them with application-specific product information for their system design, engineering and procurement groups. We actively engage these groups during their design processes to introduce them to our semiconductors. We endeavor to design our products to meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for the products and future enhancements to them. If successful, this process culminates in a system designer deciding to use our products in their system, which we refer to as a design win. Once our product is accepted and designed into an application, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our product. If we fail to achieve an initial design win, we may lose the opportunity for sales to a customer for a number of its products and for a lengthy period of time.

Backlog

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers that have not yet shipped. Historically, management has not used backlog as an indicator of future business. As our order lead times may vary and as industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not necessarily a good indicator of future sales. In addition, our quarterly revenues depend on orders booked and shipped in that quarter.

Research and Development

Our research and development efforts are focused on the development of new technologies as well as general purpose and application specific products. As of December 31, 2006, we had 39 persons engaged in research and development. Our research and development expense was $6.3 million in 2004, $8.7 million in 2005 and $9.2 million in 2006.

Intellectual Property

We seek to protect our proprietary technology, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology.

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our video decoding architecture and other mixed signal technologies. As of December 31, 2006, we had three issued patents and five patent applications pending in the United States and three patent applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently design and market, including a patent for our video decoding architecture. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Patents that we currently own do not cover all of the semiconductors that we presently design and market. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

The laws of other countries in which we market our semiconductors, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. Any inability to protect our proprietary rights could harm our ability to compete, generate revenue and grow our business.

We may be required to resort to litigation to enforce our intellectual property rights. We may also be subject to legal proceedings and claims relating to our intellectual property in the ordinary course of our business. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, develop non-infringing technology or enter into royalty or license arrangements.

Manufacturing

We do not own or operate a semiconductor fabrication, packaging or testing facility. We depend on third-party vendors to manufacture, package and test our products. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products.

Semiconductor Fabrication.   We currently outsource our semiconductor manufacturing principally to Taiwan Semiconductor Manufacturing Company, or TSMC. We work closely with TSMC to forecast on a monthly basis our manufacturing capacity requirements. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with TSMC, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with TSMC to increase yields, lower manufacturing costs and improve quality. We intend to qualify and retain additional foundries to manufacture our semiconductors in the future.

Assembly and Test.   Our products are shipped from TSMC to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

Quality Assurance.   We are committed to maintaining the highest level of quality in our products. We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our semiconductors. To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor. Both TSMC and ASE have been awarded ISO 9000 certificates.

Competition

The market in which we operate is extremely competitive, and is characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. We compete with numerous domestic and international semiconductor manufacturers and designers, including Philips Electronics N.V., Micronas Semiconductor Holding AG and Texas Instruments Incorporated. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Some of our competitors currently offer product features or technologies that we do not currently offer but intend to sell in the future, such as general purpose audio decoders. We must, therefore, compete against competitors that have more experience in developing and selling products and technologies that we do not currently offer but intend to offer in the future. Some of our competitors also use smaller geometry process technologies in their products, which can result in better manufacturing yields and decreased costs. In addition, these competitors may have greater credibility with our existing and potential customers. Many of our current and potential customers have their own internally developed semiconductor solutions, and may choose not to purchase products from third party suppliers like us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position. For example, in 2003, we were unable to sell certain products to a customer for whom these products were specifically designed as a result of our failure to produce a product that met this customer’s specifications. We believe this customer eventually secured this product from another vendor. Although we no longer design and tailor specific chips for customers, our ability to compete successfully depends in part on our ability to deliver products without reliability, quality or compatibility problems.

Our ability to compete successfully depends on a number of factors, including:

•       performance and robustness;

•       functionality;

•       price and cost effectiveness;

•       rapid time-to-market; and

•       customer service and support.

We believe we currently compete favorably with respect to these factors in the aggregate. However, we cannot assure you that our semiconductor products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market.

Employees

As of December 31, 2006, we employed 96 full-time employees, including 39 in research and development, 29 in sales, marketing and support, 18 in operations and 10 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Executive Officers and other Key Employees

The following table shows information about our executive officers and other key employees as of February 28, 2007:

Name	Age	Position(s)
Fumihiro Kozato	47	President, Chief Executive Officer and Director
Mark Voll	52	Vice President of Finance and Administration and Chief Financial Officer
Dr. Feng Kuo	49	Chief Technical Officer
Dong Wook (David) Nam	39	Vice President of Sales and Marketing
Tom Krause	29	Director of Business Development
Joe Kamei	50	Director of Manufacturing

Fumihiro Kozato founded Techwell in 1997 and has served as our president and chief executive officer since inception. From 1995 to 1996, Mr. Kozato was president of Sigmax Technologies, Inc., a CD-ROM controller chip development company. From 1991 to 1995, Mr. Kozato was the business control manager for Ricoh Co., Ltd, a global manufacturer of office automation equipment. Mr. Kozato holds a B.S. in mathematics from the University of California, Santa Barbara.

Mark Voll has served as our vice president of finance and administration and chief financial officer since November 2005. From June 2002 to November 2005, Mr. Voll served as chief financial officer at Monolithic System Technology, Inc., a semiconductor intellectual property licensing company. From December 2004 to July 2005, Mr. Voll served as the interim chief executive officer of Monolithic System Technology, Inc. From June 2000 to June 2002, Mr. Voll served as the chief financial officer for Axis Systems, Inc., a developer of semiconductor verification tools. Mr. Voll holds a B.S. in accounting from Providence College.

Dr. Feng Kuo has served as our chief technical officer since 2000 and our vice president of engineering from 1998 to 2000. From 1994 to 1996, Dr. Kuo was the vice president of engineering of Sigmax Technologies, Inc., a CD-ROM controller chip development company. From 1991 to 1994, Dr. Kuo was a design manager at S-MOS systems, a Seiko Epson Corporation affiliated company responsible for semiconductor development and silicon foundry service. Dr. Kuo holds a B.S. in electrical engineering from National Taiwan University and an M.S. and Ph.D. from Stony Brook University of New York.

Dong Wook (David) Nam has served as our vice president of sales and marketing since July 2005. From October 2002 to June 2005, Mr. Nam served as our director of sales and from January 2001 to February 2002, he served as our field applications engineer manager. From January 1994 to January 2001, Mr. Nam was a technical applications and marketing engineer at Samsung Electronics Co., Ltd., a large consumer electronics company. Mr. Nam holds a B.S. in electrical engineering from KyungPook National University in South Korea.

Tom Krause has served as our director of business development since April 2004. From March 2002 to March 2004, Mr. Krause was an associate at Technology Crossover Ventures, a venture capital firm. From July 2000 to February 2002, Mr. Krause was an investment banking analyst at Robertson Stephens Inc., an investment banking firm. Mr. Krause holds a. B.A. in economics from Princeton University.

Joe Kamei has served as our director of manufacturing since May 2000. From 1998 to 2000, Mr. Kamei was a manager at Kanematsu USA Inc., a Japanese general trading company. From 1991 to 1998, Mr. Kamei was an engineering manager at Ricoh Co., Ltd., a global manufacturer of office automation equipment. Mr. Kamei holds a B.S. of precise machinery engineering from Tokyo University.

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. As of December 31, 2006, we had an accumulated deficit of approximately $10.0 million. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

We sell semiconductors targeted for the consumer, security surveillance and automotive markets. We believe that for the year ended December 31, 2006 more than 80% of our sales were derived from the sale of our products designed for the consumer and security surveillance markets. If sales of semiconductors into these markets decline or do not increase, or if demand slows in these markets generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

Our business is subject to seasonality, which is likely to cause our revenues to fluctuate.

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the year ended December 31, 2006, approximately 95% of our revenues were attributable to customers located in regions that observe the Lunar New Year holiday.

As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday. These sales fluctuations are expected to continue.

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

Our revenues increased approximately 109% in 2005 from 2004 and approximately 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

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

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at December 31, 2006, we had federal and state tax net operating loss carryforwards of approximately $6.7 million and $3.2 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Code. Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. Our effective tax rate for the years ended December 31, 2006 and 2005 was 8.9% and

3.4%, respectively. As a result of the factors discussed above, we anticipate the effective tax rate for 2007 to be approximately 25%. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Corporation, or TSMC, to produce the majority of our semiconductors. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test many of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

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

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% in 2006, 99% in 2005 and 98% in 2004. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through distributors. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 79% of our revenues in 2006 and 65% of our revenues in 2005.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2006, we had three issued patents in the United States and five patent applications pending in the United States and three applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently manufacture and market, including a patent for our video decoding architecture. Patents that we currently own do not cover all of the semiconductors that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with competitive advantages. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by anyone in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business or our competitive position.

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

We prepare our financial statements to conform with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies have made changes to GAAP that required us, starting in our first quarter of fiscal 2006, to record a charge to earnings for the estimated fair value of employee stock option grants and other equity incentives, whereas under prior accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grant and other equity incentive expensing, which could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us or require us to pay more cash compensation and therefore make it more difficult for us to attract and retain employees.

Management may apply our cash and equivalents, short-term and long-term investments to uses that do not increase our market value or improve our operating results.

We intend to use our cash and equivalents, short-term and long-term investments for general corporate purposes, including working capital and capital expenditures. We may also use a portion of our cash and equivalents, short-term and long-term investments to acquire or invest in complementary technologies, businesses or other assets. We have not reserved or allocated our cash and equivalents, short-term and long-term investments for any specific purpose, and we cannot state with certainty how our management will use our cash and equivalents, short-term and long-term investments. Accordingly, our management has considerable discretion in applying our cash and equivalents, short-term and long-term investments and may use our cash and equivalents, short-term and long-term investments for purposes that do not result in any increase in our results of operations or market value. Until the cash and equivalents, short-term and long-term investments are used, they may be placed in investments that do not produce income or that lose value.

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

Risks Related to Our Common Stock

Our stock price has been volatile and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report on Form 10-K. For example, in the three months ended December 31, 2006, the closing price of our stock ranged from $14.07 on November 2, 2006 to $18.96 on November 16, 2006. In addition, the stock market in general has, and The Nasdaq Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

We believe that our existing cash and cash equivalents, short-term investments and long-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At December 31, 2006, we had 20,528,468 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

Some of our officers and directors have entered into 10b5-1 trading plans, which generally provide for pre-determined sales of stock by these officers. The sales of stock by our officers and directors, even if made pursuant to these 10b5-1 trading plans may cause our stock price to fall.

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

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added an independent director, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B.       Unresolved Staff Comments

Not applicable.

ITEM 2.                Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 27,900 square feet in San Jose, California under leases that expire in December 2011. We also lease properties in Taiwan, South Korea and China. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

For additional information regarding obligations under operating leases, see our consolidated financial statements and related notes included elsewhere in this report.

ITEM 3.                Legal Proceedings

On September 26, 2005, we filed an administrative action on behalf of an original equipment manufacturer (OEM) in South Korea against Alogics Co., Ltd. (Alogics), a semiconductor company in South Korea, seeking a determination that the OEM’s product offering which incorporates our TW2834 product does not infringe a patent held by Alogics. On February 13, 2006, the South Korean Intellectual Property Tribunal rendered a decision in the action determining that the OEM’s product offering which incorporates our TW2834 product does not infringe the patent held by Alogics. On March 10, 2006, Alogics filed an appeal with the Korean Patent Court (KPC). On November 16, 2006, the KPC concluded the action by determining that the OEM’s product offering which incorporates our TW2834 product does not infringe the patent held by Alogics. Alogics did not file an appeal with the Korean Supreme Court within the time periods prescribed by applicable rules thus concluding the matter.

We are currently not a party to any other material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The information required by this item regarding equity compensation plans is set forth under the caption Equity Compensation Plan Information in our 2007 Proxy Statement and is incorporated herein by reference.

On June 26, 2006, we completed an initial public offering of shares of our common stock and issued 2,540,225 shares of our common stock at a price of $9.00 per share. Our Registration Statement was declared effective by the Securities and Exchange Commission on June 21, 2006. We received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs. In July 2006, we received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters’ partial exercise of their over-allotment option received in connection with our initial public offering in June 2006.

Our common stock began trading on the Nasdaq Global Market on June 21, 2006 under the symbol “TWLL.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the Nasdaq Global Market.

	Low	High
Fiscal Year 2006:
Second Quarter	$8.75	$10.65
Third Quarter	$9.70	$16.74
Fourth Quarter	$14.07	$18.96

Holders of Record

At December 31, 2006, there were approximately 180 shareholders of record.

Dividend Policy

To date, we have not paid cash dividends on our capital stock and we have no current intention to do so.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Sales of Unregistered Securities and Purchases of Equity Securities

During the three months ended December 31, 2006, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities. However, during the fiscal year ended December 31, 2006, the period covered by this report, we had sales of unregistered equity securities. These transactions are disclosed in our quarterly reports on Form 10-Q as filed with the SEC.

ITEM 6.                Selected Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2006 and 2005 and the selected consolidated statements of operations data for each year ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2003 and 2002 and the selected consolidated statements of operations data for each year ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$4,844	$11,128	$17,251	$36,051	$53,712
Cost of revenues(1)	3,237	8,862	8,780	17,304	22,977
Gross profit	1,607	2,266	8,471	18,747	30,735
Operating expenses:
Research and development(1)	4,680	4,651	6,319	8,684	9,183
Selling, general and administrative(1)	2,918	2,909	3,798	5,730	8,702
Restructuring costs	—	—	224	—	—
Total operating expenses	7,598	7,560	10,341	14,414	17,885
Income (loss) from operations	(5,991)	(5,294)	(1,870)	4,333	12,850
Interest income	76	95	179	368	1,670
Income (loss) before income taxes	(5,915)	(5,199)	(1,691)	4,701	14,520
Income taxes	48	—	51	160	1,298
Net income (loss)	$(5,963)	$(5,199)	$(1,742)	$4,541	$13,222
Basic net income (loss) per share	$(2.81)	$(2.16)	$(0.49)	$1.14	$1.04
Weighted shares used in computing basic net income (loss) per share	2,120	2,405	3,591	3,993	12,772
Diluted net income (loss) per share	$(2.81)	$(2.16)	$(0.49)	$0.25	$0.64
Weighted shares used in computing diluted net income (loss) per share	2,120	2,405	3,591	18,434	20,538

(1)          Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2002	2003	2004	2005	2006
Costs and expenses:	(in thousands)
Cost of revenues	$42	$48	$22	$31	$117
Research and development	719	447	474	427	1,100
Selling, general and administrative	748	638	426	442	1,050

	December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$5,013	$8,248	$2,069	$15,982	$13,201
Short and long-term investments	—	3,007	8,356	804	41,327
Working capital	4,986	12,005	12,023	21,152	51,473
Total assets	6,242	15,507	14,143	25,644	63,993
Redeemable convertible preferred stock	20,641	37,889	37,868	40,777	—
Total stockholders’ equity (deficit)	$(15,339)	$(24,800)	$(25,458)	$(19,210)	$57,146

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere this Annual Report on Form 10-K.

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

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 20 different products in the year ending December 31, 2006.

We have three principal semiconductor product lines: video decoder products, security surveillance products and liquid crystal display, or LCD, products. Our video decoder products, which we view as general purpose products, are high-performance mixed signal semiconductors that decode analog TV broadcast signals, including National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM, and popular analog video signals, including composite, S-Video, component and Syndicate of Radio and Television Manufacturers, or SCART, into a standard digital format. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. In 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet. Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display. In the first quarter of 2006, we announced the introduction of three new LCD display processors designed for rear seat entertainment in the automotive market. In the first quarter of 2007, we plan to introduce two new LCD display processors that can be used in navigation systems for front seat consoles in the automotive market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs. Our other products include early generation mixed signal semiconductors for digital video applications and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

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

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs. In 2005, we derived 65% of our revenues from products sold to distributors and 35% from products sold to OEMs or ODMs. In 2006, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 63%, 67% and 76% of our revenues from our ten largest customers in 2004, 2005 and 2006, respectively. In 2004, one of our customers accounted for 11% of our revenues. In 2005, two of our customers, both of which are distributors, each accounted for 10% of our revenues. In 2006, three of our customers, all of which are distributors, accounted for 15%, 12% and 10% of our revenues, respectively.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in 2004, approximately 99% of our revenues in 2005 and approximately 98% of our revenues in 2006. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
South Korea	52%	41%	31%
Taiwan	25	38	43
China	7	16	21
Japan	14	4	3
Other	2	1	2

We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the consumer electronic devices that use our integrated circuits, or ICs, are manufactured. As a result of this regional customer concentration, we may be subject to economic, cultural and political events and other developments that impact our customers in Asia. All of our sales currently are denominated in U.S. dollars. Therefore, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Substantially all of our cost of revenues and a majority of our operating expenses are also denominated in U.S. dollars. As a consequence, we believe that our overall exposure to foreign exchange risk is low.

We have two international branches, one in South Korea and one in Taiwan and we have a subsidiary in China. At December 31, 2006, 36 of our 96 employees were located in our international subsidiary and two international branches. Our South Korea branch is primarily involved in product development and is also involved in technical sales support. Our China subsidiary and our Taiwan branch provide sales and marketing support.

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

Generally, the average selling price of our products will decline over the life of the product. Our experience to date is that the decline has not had a material effect on our gross margins, as price reductions have been mitigated by lower per unit costs associated with both high unit volume and the transition of our products to smaller process geometries. Our video decoder and LCD display products that are sold into consumer applications are subject to the seasonality connected with the consumer market. As a result, we expect revenues from these products to be lower in the first calendar quarter of the year. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday. Typically, our customers are closed for a week or more during the extended holiday period, which negatively impacts our business. As a result of seasonality associated with the consumer market and our customer concentration in Asia, we expect our revenues to lower in the first calendar quarter of each year.

Our revenues increased by 49% for the year ended December 31, 2006 compared to the year ended December 31, 2005 and our net income increased to $13.2 million for the year ended December 31, 2006 from $4.5 million for the year ended December 31, 2005. However, we had an accumulated deficit of $10.0 million at December 31, 2006 and we may not be able to maintain our recent growth and profitability. In the past, we have been able to utilize our net operating loss carryforwards to offset our taxable income and thereby reduce our income taxes otherwise payable. However, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Internal Revenue Code, or the Code. Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

Inventory Valuation.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-off units that are unlikely to be sold based upon a six months’ demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-off, resulting in an increase in gross profit.

Accounting for Income Taxes.   We account for income taxes under the provisions of Statement of Financial Standards, or SFAS, No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At December 31, 2006, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. To assess the likelihood that our deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. The factors considered include the following:

•       Despite our pre-tax income for the years ended December 31, 2006 and 2005, we have incurred cumulative pre-tax losses in all prior years and have a retained deficit of $10.0 million at December 31, 2006.

•       Section 382 of the Code, imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is subject to annual limitation which could reduce our ability to utilize these losses.

•       The semiconductor industry in which we operate is highly cyclical and has experienced significant downturns that are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. Any downturn in the semiconductor industry may be severe and prolonged and could harm our operating results. Thus current profitability does not provide assurance of continued profitability.

At December 31, 2006 based on the available objective evidence, we believed it is more likely than not that our deferred tax assets will not be realizable. Accordingly, we continued to provide a full valuation allowance against our net deferred tax assets at December 31, 2006. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

At December 31, 2006, we had approximately $6.7 million of federal and $3.2 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, these carryforwards will expire beginning in 2021 for federal tax purposes and in 2013 for state tax purposes. We also have research and other tax credit carryforwards of approximately $0.8 million for federal and $1.1 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2012. The state tax credits can be carried forward indefinitely.

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

We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the year ended December 31, 2006, stock based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion 25.

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

We estimated the fair value of options granted after January 1, 2006 using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual results differ from our estimates, we will record the difference as a cumulative adjustment in the period we revise our estimates. Since our stock has a limited trading history, we used the simplified calculation of expected term described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107 and we estimated our stock’s volatility based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free interest rate is based on U.S. Treasury securities. We estimated our expected forfeiture rate of 10% based on our historical experience.

The following assumptions are used to value stock options granted after adoption of SFAS 123(R):

Year Ended
December 31, 2006
Expected term in years	6.08
Risk-free interest rate	4.55–5.0%
Expected volatility	72.6–74.1%
Dividend yield	0%

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

As a result of adopting SFAS 123(R), our operating income and net income for the year ended December 31, 2006 were reduced by approximately $835,000 and $793,000, respectively and basic and diluted net income per share were reduced by $0.06 and $0.04, respectively.

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

Results of Operations

The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Consolidated Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	50.9	48.0	42.8
Gross profit	49.1	52.0	57.2
Operating expenses:
Research and development(1)	36.6	24.1	17.1
Selling, general and administrative(1)	22.0	15.9	16.2
Restructuring costs	1.3	—	—
Total operating expenses	59.9	40.0	33.3
Income (loss) from operations	(10.8)	12.0	23.9
Interest and other income	1.0	1.0	3.1
Income (loss) before income taxes	(9.8)	13.0	27.0
Income taxes	0.3	0.4	2.4
Net income (loss)	(10.1)%	12.6%	24.6%

(1)          Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Costs and expenses:
Cost of revenues	0.1%	0.1%	0.2%
Research and development	2.7	1.2	2.0
Selling, general and administrative	2.5	1.2	2.0

Revenues By Principal Product Lines

The following table illustrates our revenues by our principal product lines (dollar amounts in thousands):

	Year Ended December 31,
	2004		2005		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Security Surveillance(1)	$3,615	21.0%	$13,804	38.3%	$27,684	51.5%
Video Decoder(2)	7,986	46.3	16,142	44.8	18,183	33.9
LCD Display(3)	4,818	27.9	4,997	13.8	6,916	12.9
Other(4)	832	4.8	1,108	3.1	929	1.7
Total Revenues	$17,251	100.0%	$36,051	100.0%	$53,712	100.0%

(1)          Consists of our application specific products designed for use in security surveillance systems.

(2)          Consists of our general purpose video decoders designed for use in the consumer, security surveillance and automotive markets. Revenues from general purpose video decoders used in security surveillance systems and LCD displays are reported under our video decoder product line and not our security surveillance or LCD display product lines.

(3)          Consists of our application specific products designed for use in LCD displays.

(4)          Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenues.   Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: video decoder, security surveillance and LCD display. All of our sales are denominated in U.S. dollars.

Revenues were $53.7 million in 2006 and $36.1 million in 2005, an increase of 49% primarily from the increased revenues from our security surveillance products that increased approximately $13.9 million, or 101%, in 2006 compared to 2005. The percentage of revenues attributable to our security and surveillance products was 51.5% in 2006 as compared to 38.3% in 2005. The increased revenues in security surveillance are primarily a result of the increase in sales of our four-in-one video decoders and our recently introduced more highly integrated security surveillance products. The increase in the percentage of revenues attributable to our security and surveillance products reflects continuing market acceptance of our more highly integrated products and a shift in sales from general-purpose video decoders to application specific products specifically designed for the security surveillance market. We expect that our security and surveillance products will also represent a significant proportion of our revenues in 2007. Revenues from our video decoder products increased approximately $2.0 million, or 13%, in 2006 compared to 2005, primarily as a result of a general increase in demand from the markets for products such as multi-function monitors and DVD recorders, offset by a shift in sales from general-purpose video decoders to application specific products specifically designed for the security surveillance market. Revenues from our LCD display products increased approximately $1.9 million, or 38%, in 2006 compared to 2005, primarily as a result of a continuing ramp of customer projects begun from earlier design wins in the automotive market. Other revenues decreased $0.2 million, or 16%, in 2006 as compared to 2005, primarily as a result of decreased sales of our PCI video decoder products.

Revenues increased 109% in 2005 to $36.1 million from the $17.3 million achieved in 2004 and were also a result of the increased revenues from our security surveillance products which increased approximately $10.2 million, or 282%, in 2005 compared to 2004. The increase in security surveillance revenues are due to the increased demand for our first generation security surveillance product as well as an introduction of more highly integrated products throughout 2005. Revenues from our video decoder products increased approximately $8.2 million, or 102%, in 2005 compared to 2004, primarily due to the increase in sales of new general purpose video decoder products which we introduced in late 2004. Revenues from our LCD display products increased by $0.2 million, or 4%, in 2005 compared to 2004, primarily as a result of an increase in sales of our LCD display products in the consumer and automotive markets partially offset by the decline in our sales of $0.7 million to a single OEM customer. The decline in our sales in 2005 to this OEM customer was primarily due to our decision in 2004 not to create products specifically designed for a single customer. Other revenues increased $0.3 million, or 33%, in 2005 as compared to 2004, primarily as a result of increased sales of our PCI video decoder products.

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

Gross profit was $30.7 in 2006, $18.7 million in 2005 and $8.5 million in 2004. The increase in gross profit was also attributable to the increase in revenues for each successive year since 2004.

Gross margin was 57% for 2006, 52% for 2005 and 49% for 2004. The increase in gross margin in 2006 from 2005 was primarily a result of reduced materials costs and production costs in 2006 as compared to 2005 partially attributable to increased volume purchases. The increase in gross margin in 2005 from 2004 was primarily attributable to increased sales in 2005 of several new, higher margin products that were introduced in 2004 and the first half of 2005.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million in 2006 and less than $0.1 million in both 2005 and 2004.

Research and Development.   Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in 2007 as we increase our investment in developing new products.

Research and development expenses were $9.2 million, or 17% of revenues, in 2006, $8.7 million, or 24% of revenues, in 2005 and $6.3 million, or 37% of revenues, in 2004. Research and development expenses decreased as a percent of revenues, despite the increase in expenses, as revenues grew more than the increase in expenses. The increase in research and development expense in 2006 from 2005 was primarily attributable to increased compensation expense of $1.2 million to support the development of new technologies. The increase in compensation related expenses was partially offset by a decrease of $0.9 million in tape-out expenses for new products. The increase in research and development expense in 2005 from 2004 was primarily attributable to an increase of approximately $1.2 million in new product development expenses for the development and integration into production of several new products introduced in 2005 or expected to be introduced in 2006. Compensation related expenses increased by approximately $1.2 million primarily due to an increase in bonuses year over year and an increase in engineering headcount from 26 at the end of 2004 to 39 at the end of 2005.

We incurred stock-based compensation expense associated with research and development personnel of $1.1 million in 2006, $0.4 million in 2005 and $0.5 million in 2004. Stock-based compensation expense increased by $0.7 million in 2006 from 2005 primarily as a result of stock options and awards granted in 2006 to certain consultants as compensation for product development services of $0.6 million.

Selling, General and Administrative.   Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, contractor compensation, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also selling, general and administrative expenses. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth and to cover additional costs associated with operating as a public company, such as improvements to our information technology infrastructure and increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses were $8.7 million, or 16% of revenues, in 2006, $5.7 million, or 16% of revenues, in 2005 and $3.8 million, or 22% of revenues, in 2004. The $3.0 million increase in 2006 from 2005 was primarily attributable to an increase of $1.1 million in compensation related expenses associated with the growth in our business, $1.0 million in professional services expenses primarily for audit, tax and legal services and $0.4 million in insurance and administrative fees reflecting costs associated with being a public company, $0.2 of travel expenses to support increasing customer interest in our products and the growth of our business, and $0.3 million associated with our foreign branches and our subsidiary in China. These increases in expenses were offset in part by a decrease of $0.2 million in commission expense paid to our outside sales representatives reflecting a larger proportion of sales to distributors in the period. The $1.9 million increase in 2005 from 2004 was primarily attributable to a $0.5 million increase in compensation related expenses as well as an increase in professional service expenses for audit and legal services associated with the growth in our business, $0.2 million in commissions paid to our outside sales representatives and approximately $0.4 million in expenses from the increase of sales and marketing personnel in our Taiwan office; all of these costs were incurred to support increasing customer interest in our products.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $1.0 million in 2006 and $0.4 million in both 2005 and 2004.

Restructuring Costs.   Restructuring costs were $0.2 million, or 1% of revenues, in 2004 and there were no restructuring costs in 2006 or 2005. Restructuring costs in 2004 related entirely to costs accrued for the remaining lease payments associated with our former office facility lease resulting from our move into our current leased facility.

Interest Income.   Interest income was $1.7 million in 2006, $0.4 million in 2005 and $0.2 million in 2004. The increase in 2006 from 2005 was attributable to higher cash, cash equivalent and short and long-term investment balances primarily as a result of our initial public offering and higher interest rates in 2006 as compared to 2005. The increase in 2005 from 2004 was primarily attributable to higher cash balances as a result of increased cash generated from operations, the closing of our Series F preferred stock financing in March 2005 and higher interest rates.

Income Taxes.   Our provision for income taxes was $1.3 million in 2006, $0.2 million in 2005 and $0.1 million in 2004. The effective tax rate for all periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits. Our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. As a result of these factors, we anticipate the effective tax rate for 2007 to be approximately 25%.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock. In June 2006, we received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs, from our initial public offering of common stock. In July 2006, we received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters’ partial exercise of their over-allotment option related to our initial public offering. Our cash and cash equivalents and short-term investments were $49.6 million as of December 31, 2006, $16.8 million as of December 31, 2005 and $10.4 million as of December 31, 2004.

Net cash provided by operating activities was $18.3 million in 2006. The cash provided by our operating activities in the 2006 was primarily due to our net income of $13.2 million, an increase in accounts payable of $2.1 million associated with increasing customer demand as a result of new product introductions and increased sales of existing products, an increase in accrued liabilities of $1.7 million primarily related to compensation costs and payments we have received from our customers in advance of product shipment and a decrease of accounts receivable of $0.3 million attributable to the timing of customer collections. These were partially offset by an increase in inventory of $1.5 million in response to increasing customer demand and an increase in prepaid expenses and other current assets of $1.0 million reflecting interest earned on our investments but not received, advance payments for insurance expense and excess tax benefits from stock-based compensation. We incurred non-cash expenses of $2.3 million for stock-based compensation expense and $0.3 million in depreciation expense in 2006. We also recognized a tax benefit of $0.9 million attributable to our equity incentive plans.

Net cash provided by operating activities was $3.6 million in 2005. The cash provided by our operating activities in 2005 was primarily due to our net income of $4.5 million and an increase in accrued liabilities of $1.0 million and accounts payable of $0.4 million and prepaid expenses and other current assets of $0.8 million, which was substantially offset by increases in accounts receivable of $2.5 million and inventory of $1.7 million. The increases in inventory, accounts receivable and accounts payable were associated with the increase in revenues during the period as a result of new product introductions and increased sales of existing products. The increase in accrued liabilities was due to compensation costs associated with our increased headcount and inventory purchases and taxes payable associated with achieving profitability. We incurred non-cash expenses of $0.9 million for stock-based compensation expense and $0.2 million in depreciation expenses in 2005.

Net cash used in our operating activities was $0.7 million in 2004. Net cash used in our operating activities in 2004 consisted primarily of our net loss of $1.7 million, and a decrease in accounts payable of $0.7 million and an increase in inventory of $0.4 million. These were offset in part by $0.9 million of stock-based compensation expense and $0.2 million of depreciation expense, which are non-cash transactions. Despite the growth of our business in 2004, accounts payable and inventory decreased due to the timing in the receipts of inventory and the payment of accounts payable.

Net cash used in our investing activities was $41.0 million in 2006 reflecting purchases of short and long-term investments of $102.5 million and purchases of capital equipment of $0.5 million offset by maturities of short-investments of $61.9 million.

Net cash provided by our investing activities was $7.4 million in 2005 due to the maturities of short-term investments of $7.6 million and a $0.1 million decrease in restricted cash, partially offset by the purchase of capital equipment of $0.3 million.

Net cash used in our investing activities was $5.6 million in 2004. Net cash used in our investing activities in 2004 was primarily for purchases of short-term investments of $8.3 million and purchases of $0.3 million of engineering and computer equipment and furniture and fixtures to support our growth, partially offset by maturities of short-term investments of $3.0 million.

Net cash provided by financing activities was $20.0 million in 2006 reflecting proceeds from our initial stock offering, net of underwriting discounts, commissions and offering costs of $19.4 million and proceeds from the exercise of stock options of $0.6 million.

Net cash provided by our financing activities was $2.9 million in 2005 and $0.1 million in 2004. Net cash provided by our financing activities in 2005 consisted of proceeds of $2.9 million from the issuance of Series F preferred stock, $0.4 million from the exercise of common stock options, $0.4 million from collections of stockholders’ notes receivable, partially offset by payment of deferred offering costs of $0.8 million. Net cash provided by our financing activities in 2004 primarily consisted of proceeds from the exercise of common stock options.

We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$1,876	$534	$1,023	$319	$—
Purchase obligations	1,913	1,913	—	—	—
Total	$3,789	$2,447	$1,023	$319	$—

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN No. 48 is not expected to have a significant impact on our results of operations and financial position.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The adoption of SAB No. 108 did not have a significant impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt this statement in our first fiscal quarter of 2008. We are evaluating the potential impact of SFAS No. 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, or SFAS No. 159, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are evaluating the potential impact of SFAS No. 159 on our results of operations and financial position.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

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

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Taiwan, South Korea and China is the U.S. dollar and our local accounts are maintained in the local currency in Taiwan, South Korea and China, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. Such fluctuations have not been significant historically and we believe that a 10% change in exchange rates would not have a significant impact on our operating expenses.

ITEM 8.                Financial Statements and Supplementary Data

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters, which has been prepared on the same basis as the audited financial statements. We believe that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with our audited consolidated financial statements and related notes included elsewhere herein. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005		March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands)
REVENUES	$5,700	$9,682	$9,877	$10,792		$9,801	$12,800	$15,101	$16,010
COST OF REVENUES(2)	3,224	4,226	4,994	4,860	(1)	4,497	5,241	6,374	6,.865
GROSS PROFIT	2,476	5,456	4,883	5,932		5,304	7,559	8,727	9,145
OPERATING EXPENSES:
Research and development(2)	1,941	1,960	2,217	2,566		2,490	2,461	2,033	2,199
Selling, general and administrative(2)	1,336	1,315	1,396	1,683		1,818	1,884	2,362	2,638
Total operating expenses	3,277	3,275	3,613	4,249		4,308	4,345	4,395	4,837
INCOME (LOSS) FROM OPERATIONS	(801)	2,181	1,270	1,683		996	3,214	4,332	4,308
INTEREST INCOME	63	80	105	120		155	252	617	646
INCOME (LOSS) BEFORE INCOME TAXES	(738)	2,261	1,375	1,803		1,151	3,466	4,949	4,954
INCOME TAXES	5	63	52	40		166	588	440	104
NET INCOME (LOSS)	$(743)	$2,198	$1,323	$1,763		$985	$2,878	$4,509	$4,850
Basic net income (loss) per share	$(0.20)	$0.56	$0.33	$0.41		$0.22	$0.52	$0.22	$0.24
Shares used in computing basic net income (loss) per share	3,753	3,901	4,046	4,281		4,470	5,521	20,093	20,187
Diluted net income (loss) per share	$(0.20)	$0.12	$0.07	$0.09		$0.05	$0.15	$0.21	$0.22
Shares used in computing diluted net income (loss) per share	3,753	18,398	18,572	18,772		18,905	19,163	21,787	22,206

(1)             Includes a $0.4 million charge for purchase commitments in excess of forecasted requirements and the write-down of inventory.

(2)             Amounts include stock-based compensation as follows:

Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
(in thousands)
Costs and expenses:

Cost of revenues	$9	$9	$8	$5	$13	$24	$35	$45
Research and development	84	122	109	112	597	138	174	191
Selling, general and administrative	157	129	(21)	177	213	252	342	243

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures,” as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.       Other Information

Our chief executive officer, chief financial officer, chief technical officer, vice president of sales marketing, director of business development and a member of our board of directors, have entered into stock selling plans intended to qualify for the safe harbor under Rule 10b5-1 under the Exchange Act. The Plans are intended to comply with Rule 10b5-1 of the Exchange Act and our insider trading policy. Rule 10b5-1 allows corporate insiders to establish pre-arranged written stock trading plans at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent pre-arranged transactions under the Rule 10b5-1 plan from being executed.

PART III

ITEM 10.         Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is included under the captions “Nominees”, “Board Meetings”, “Committees of the Board of Directors,” “Director Nominations,” “Stockholder Communications with the Board of Directors,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all of our directors, officers (including our principal executive officer and principal financial and accounting officer) and employees. The Code of Business Conduct is available on our web site at www.techwellinc.com. A copy of the Code of Business Conduct will be provided without charge to any person by contacting Techwell, Inc. Attn: Investor Relations 408 E. Plumeria Drive, San Jose, California 95134. We will disclose on our web site amendments to, or waivers from, our Code of Business Conduct applicable to our directors and executive officers, in accordance with applicable laws and regulations.

ITEM 11.         Executive Compensation

The information required by this item is included under the section “Executive Compensation” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners” and “Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in each case in our Proxy Statement related to the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.         Certain Relationships, Related Transactions and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.         Principal Accountant Fees and Services

The information required by this item is included under the captions “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this report

(1)   Financial Statements

The following financial statements and related report are included in Item 8 of this Report:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets

•       Consolidated Statements of Operations

•       Consolidated Statements of Stockholders’ Equity and Comprehensive Income

•       Consolidated Statements of Cash Flows

•       Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
   Techwell, Inc.:

We have audited the accompanying consolidated balance sheets of Techwell, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Techwell, Inc. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment, effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2007

TECHWELL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,982	$13,201
Short-term investments	804	36,364
Accounts receivable	3,052	2,765
Inventory	3,113	4,584
Prepaid expenses and other current assets	2,224	1,406
Total current assets	25,175	58,320
Property and equipment, net	434	625
Long-term investments	—	4,963
Other assets	35	85
TOTAL	$25,644	$63,993
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,336	$3,503
Accrued liabilities	2,687	3,344
Total current liabilities	4,023	6,847
Deferred rent	54	—
Total liabilities	4,077	6,847
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value; 12,787,118 shares authorized; 12,777,118 shares issued and outstanding; $41,402 aggregate liquidation preference at December 31, 2005	40,777	—
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2006	—	—
Common stock, $0.001 par value; 25,000,000 and 250,000,000 shares authorized; 4,369,058 and 20,528,468 shares issued and outstanding at December 31, 2005 and 2006, respectively	4	21
Additional paid-in capital	5,355	67,734
Deferred stock-based compensation	(1,323)	(546)
Accumulated other comprehensive loss	—	(39)
Accumulated deficit	(23,246)	(10,024)
Total stockholders’ equity (deficit)	(19,210)	57,146
TOTAL	$25,644	$63,993

See accompanying notes to consolidated financial statements.

TECHWELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2005	2006
Revenues	$17,251	$36,051	$53,712
Cost of revenues	8,780	17,304	22,977
Gross profit	8,471	18,747	30,735
Operating expenses:
Research and development	6,319	8,684	9,183
Selling, general and administrative	3,798	5,730	8,702
Restructuring charges	224	—	—
Total operating expenses	10,341	14,414	17,885
Income (loss) from operations	(1,870)	4,333	12,850
Interest income	179	368	1,670
Income (loss) before income taxes	(1,691)	4,701	14,520
Income taxes	51	160	1,298
Net income (loss)	$(1,742)	$4,541	$13,222
Basic net income (loss) per share	$(0.49)	$1.14	$1.04
Diluted net income (loss) per share	$(0.49)	$0.25	$0.64
Weighted average shares used in computing net income (loss) per share:
Basic	3,591	3,993	12,772
Diluted	3,591	18,434	20,538

See accompanying notes to consolidated financial statements.

TECHWELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
REDEEMABLE CONVERTIBLE PREFERRED STOCK
(In thousands, except share amounts)

									Accumulated
	Redeemable					Stockholder	Deferred		Other	Total
	Preferred Stock		Common Stock		Paid-in	Notes	Stock-Based	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Deficit	Loss	Equity (Deficit)
BALANCES: January 1, 2004	12,231,664	$37,889	3,455,156	$3	$2,751	$(523)	$(986)	$(26,045)	$—	$(24,800)
Net loss								(1,742)		(1,742)
Issuance costs of Series E redeemable preferred shares		(21)								—
Issuance of common stock upon exercise of stock options			133,645	1	105					106
Issuance of common stock upon exercise of stock options for notes receivable			227,778		86	(86)				—
Repurchase of common stock upon cancellation of notes receivable			(128,125)		(115)	115				—
Payments received on stockholder notes receivable						56				56
Deferred stock-based compensation					1,586		(1,586)			—
Deferred stock-based compensation in relation to notes receivable with below market interest rates					13		(13)			—
Amortization of deferred stock-based compensation							1,101			1,101
Forfeitures of deferred stock-based compensation					(465)		286			(179)
BALANCES: December 31, 2004	12,231,664	37,868	3,688,454	4	3,961	(438)	(1,198)	(27,787)	—	(25,458)
Net income								4,541		4,541
Issuance of Series F redeemable preferred shares, net of issuance costs of $91	545,454	2,909								—
Issuance of common stock upon exercise of stock options			680,604		369					369
Payments received on stockholder notes receivable						438				438
Deferred stock-based compensation					1,515		(1,515)			—
Amortization of deferred stock-based compensation							1,098			1,098
Forfeitures of deferred stock-based compensation					(490)		292			(198)
BALANCES: December 31, 2005	12,777,118	40,777	4,369,058	4	5,355	—	(1,323)	(23,246)	—	(19,210)
Net income								13,222		13,222
Unrealized loss on investments									(39)	(39)
Other comprehensive loss										13,183
Initial public offering of common stock, net of issuance costs of $5,442			2,670,225	3	18,587					18,590
Conversion of preferred stock to common stock	(12,777,118)	(40,777)	12,777,118	13	40,764					40,777
Issuance of common stock upon exercise of stock options			707,067	1	620					621
Equity-based compensation			5,000		1,429					1,429
Amortization of deferred stock-based compensation							1,029			1,029
Forfeitures of deferred stock-based compensation					(281)		92			(189)
Correction of deferred stock-based compensation (see Note 7)					342		(344)			(2)
Tax benefits from stock-based compensation					918					918
BALANCES: December 31, 2006	—	$—	20,528,468	$21	$67,734	$—	$(546)	$(10,024)	$(39)	$57,146

See accompanying notes to consolidated financial statements

TECHWELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income (loss)	$(1,742)	$4,541	$13,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	186	192	321
Loss on disposal of equipment	16	—	—
Stock-based compensation	922	900	2,267
Tax benefit from employee equity incentive plan	—	—	902
Excess tax benefits from stock-based compensation	—	—	(15)
Changes in assets and liabilities:
Accounts receivable	236	(2,471)	287
Inventory	(378)	(1,675)	(1,471)
Prepaid expenses and other current assets	5	756	(970)
Other assets	749	10	(49)
Accounts payable	(673)	416	2,137
Accrued liabilities	83	987	1,680
Deferred income	(224)	—	—
Restructuring accrual	103	(103)	—
Deferred rent	26	20	(54)
Net cash provided by (used in) operating activities	(691)	3,573	18,257
Cash flows from investing activities
Purchase of property and equipment	(280)	(250)	(481)
Change in restricted cash	—	100	—
Purchase of investments	(8,279)	—	(102,476)
Proceeds from maturities of short-term investments	2,930	7,552	61,914
Net cash provided by (used in) investing activities	(5,629)	7,402	(41,043)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of offering costs	—	—	19,368
Proceeds from issuance of Series F redeemable preferred shares	—	2,909	—
Proceeds from exercise of stock options	106	369	622
Excess tax benefits from stock-based compensation	—	—	15
Series E redeemable preferred shares issuance costs	(21)	—	—
Collections on notes receivable from stockholders	56	438	—
Payment of deferred offering costs	—	(778)	—
Net cash provided by financing activities	141	2,938	20,005
Net increase (decrease) in cash and cash equivalents	(6,179)	13,913	(2,781)
Cash and cash equivalents, beginning of the year	8,248	2,069	15,982
Cash and cash equivalents, end of the year	$2,069	$15,982	$13,201
Supplemental cash flow information: income taxes paid	$9	$18	$897
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$40,777
Net change in fair value of common stock associated with notes receivable	$13	$—	$—
Common stock issued for notes receivable	$86	$—	$—
Cancellation of notes receivable upon repurchase of common stock	$115	$—	$—
Deferred stock-based compensation related to stock option grants	$1,586	$1,515	$—
Reversals of deferred stock-based compensation for cancellation of stock options	$465	$490	$281
Accrued offering costs	$—	$1,024	$—
Accrued equipment costs	$—	$—	$31

See accompanying notes to consolidated financial statements.

TECHWELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.   Techwell, Inc. (“Techwell” or the “Company”), was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006. As a result of the reincorporation, the consolidated financial statements have been adjusted to give retroactive effect to the establishment of par value for the Company’s common stock. Techwell is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets.

The Company’s international offices include branch offices in South Korea and Taiwan and a subsidiary in China. The South Korea office is primarily involved in product development and is also involved in technical sales support. The China office and the Taiwan office primarily provide sales and marketing support.

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Investments.   The Company accounts for its investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Investments purchased with a remaining maturity of greater than three months are considered available-for-sale and are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in “Accumulated other comprehensive loss”. Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented.

Concentration of Credit Risk.   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions and the Company’s investments have investment grade ratings. Additionally, the Company limits the amount invested by maturity, type of security and issuer. The Company’s accounts receivable are substantially derived from customers located in Asia. The Company generally requires letters of credit or advance payments from customers. The Company also performs credit evaluations of its customers and provides credit to certain customers in the normal course of business. The Company has not incurred bad debt write-offs during any of the periods presented.

The accounts receivable and revenues from customers representing 10% or more of total revenues and accounts receivables are as follows:

	Accounts Receivable			Revenues
	December 31,			Years Ended December 31,
Customer	2005		2006	2004		2005	2006
A	*	%	16%	*	%	10%	15%
B	*		*	*		*	12
C	*		*	*		*	10
D	15		*	11		10	*
E	18		27	*		*	*
F	12		*	*		*	*
G	11		14	*		*	*

*                    less than 10%

Concentration of Supplier Risk.   The Company is a fabless producer of semiconductors and is dependent on two subcontractors for substantially all of its production requirements. The failure of either subcontractor to fulfill the production requirements of the Company on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in either subcontractor would cause delays in the Company’s products and potential significant loss of revenue.

Inventory.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. Inventory consists of work in process (principally processed wafers and products at third party assembly and test subcontractors) and finished goods. The Company’s products are subject to rapid technological obsolescence and severe price competition. Should the Company experience a substantial unanticipated decline in the selling price of, or demand for, its products, a significant charge to operations could result. The Company evaluates inventory for excess and obsolescence and writes off units which are not expected to be sold based upon demand forecasts. If actual future demand for the Company’s products is less than amounts forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. In the years ended December 31, 2004, 2005 and 2006, the Company recorded inventory write-downs of $84,000, $474,000 and $700,000 respectively, due to excess and obsolete inventory and lower-of-cost or market markdown.

Prepaid Expenses and Other Current Assets.   Prepaid expenses and other current assets include deferred offering costs at December 31, 2005 that were reclassified to equity upon completion of the Company’s initial public offering “(IPO”).

Property and Equipment.   Property and equipment, including leasehold improvements, are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years, or in the case of leasehold improvements, over the shorter of the lease period or the estimated useful life.

Long-Lived Assets.   Long-lived assets include equipment and furniture and fixtures. The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, the Company would measure an impairment loss in an amount equal to the excess of the carrying amount over the fair value.

Other Assets.   Other assets consist primarily of long-term lease deposits.

Revenue Recognition.   Revenues from product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is probable. The Company does not allow for price protection or stock rotation rights with any of its customers.

Customers have no rights of return except pursuant to the Company’s product warranty. The Company has no other post-shipment obligations and sales are not subject to customer acceptance provisions.

Prior to the fourth quarter of 2004, the Company recognized revenues on shipments to distributors only upon resale by those distributors. Beginning in the fourth quarter of 2004, the Company had sufficient historical evidence with respect to returns made by distributors to enable it reasonably to estimate returns and recognize revenues at the time of shipment to its distributors instead of at the time of resale by its distributors. The effect on 2004 of this change in accounting estimate is to recognize additional revenues of $864,000 and gross profit of $224,000 that had been deferred at December 31, 2003.

The Company has in the past entered into development agreements with a limited number of its customers. Development revenues are recognized under the percentage of completion method when persuasive evidence of an arrangement exists (as evidenced by a written contract), the fee is fixed or determinable and collectibility is probable. During the year ended December 31, 2004, the Company recognized development revenue of approximately $500,000. The Company did not recognize development revenue in the years ended December 31, 2005 and 2006.

Product Warranty.   The Company offers a one-year product replacement warranty. The Company accrues for estimated returns of defective products based on historical activity for the prior twelve months at the time revenue is recognized. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. However, returns of defective products were infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material for the periods presented. A summary of the accrued warranty, which is included in accrued liabilities is as follows (in thousands):

	Years Ended December 31,
	2005	2006
Balance at beginning of the period	$20	$50
Accruals for sales in the period	66	24
Costs incurred	(36)	(27)
Balance at end of the period	$50	$47

Research and Development.   Research and development costs are expensed as incurred.

Advertising Costs.   Advertising costs are expensed as incurred and were not significant in any of the periods presented.

Income Taxes.   The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of December 31, 2006, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. The factors considered include the following:

•       Although the Company recorded pre-tax income for the years ended December 31, 2006 and 2005, it has incurred cumulative pre-tax losses in all prior years and has a retained deficit of $10.0 million at December 31, 2006.

•       Section 382 of the Internal Revenue Code, imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, Techwell experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, Techwell’s use of the net operating loss carryforwards and credit carryforwards is subject to annual limitation which could reduce its ability to utilize these losses.

•       The semiconductor industry in which the Company operates is highly cyclical and has experienced significant downturns that are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. Any downturn in the semiconductor industry may be severe and prolonged and could harm the Company’s operating results. Thus current profitability does not provide assurance of continued profitability.

Therefore, at December 31, 2006 based on the available objective evidence, the Company believed it is more likely than not that its deferred tax assets will not be realizable. Accordingly, the Company continued to provide a full valuation allowance against its net deferred tax assets at December 31, 2006. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, the Company would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Stock-Based Compensation.   Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees  and complied with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R). The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services and SFAS No. 123(R).

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the year ended December 31, 2006, stock based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of Techwell’s common stock, an assumed risk free interest rate and the estimated forfeiture rate of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. Since the Company’s stock has not been actively traded in the past, the Company uses the simplified calculation of expected term described in SAB No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The forfeiture rate is based on the Company’s historical turnover experience and is estimated at 10%. The Company uses the straight-line method for expense attribution for options granted after January 1, 2006, and valued in accordance with SFAS 123(R).

The following assumptions are used to value stock options granted in the year ended December 31, 2006:

Expected term in years	6.08
Risk-free interest rate	4.55–5.0%
Expected volatility	72.6–74.1%
Dividend yield	0%

Under the provisions of APB Opinion No. 25, the Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant. From April 2005 through December 2005, the Company granted options with exercise prices equal to the fair value of the common stock determined by the board of directors at the time of the grants. Techwell subsequently obtained valuations from an unrelated valuation specialist that were used to establish retroactively the fair value of its common stock. This retroactive fair value exceeded the fair value established by the board of directors at the time of the grants. As a result, the Company recorded deferred stock-based compensation. For options granted in earlier periods, the fair value of the common stock was originally based on estimates made by the board of directors at the date of each grant. The Company did not obtain valuations by a valuation specialist. Subsequent to the grant date, when the Company prepared its financial statements, it performed retrospective valuations of its common stock using the probability-weighted expected return method. The Company used the values determined to record retroactively stock compensation based on the difference between the subsequently determined fair value and the exercise price. For options granted prior to January 1, 2006, the Company uses the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal of previously expensed stock compensation associated with the unvested options during the period in which the forfeiture occurs. Stock-based compensation expense from vested options, whether forfeited or not, is not reversed.

As a result of adopting SFAS 123(R), Techwell’s operating income and net income for the year ended December 31, 2006 were reduced by approximately $835,000 and $793,000, respectively and basic and diluted net income per share were reduced by $0.06 and $0.04, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company recorded excess tax benefits of $15,000 in the year ended December 31, 2006.

Net Income (Loss) Per Share.   The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock, common stock options, and common stock subject to repurchase. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006
Weighted average common shares outstanding	3,674	4,041	12,845
Weighted average shares subject to repurchase	(83)	(48)	(73)
Shares used to calculate basic net income (loss) per share	3,591	3,993	12,772
Effect of dilutive securities:
Convertible preferred stock	—	12,674	6,143
Common stock options and unvested common shares subject to repurchase or cancellation	—	1,767	1,623
Dilutive potential common stock	—	14,441	7,766
Shares used to calculate diluted net income (loss) per share	3,591	18,434	20,538

For the year ended December 31, 2004, outstanding common stock options of 2,615,062 shares and convertible preferred stock of 12,231,664 shares have been excluded as they are antidilutive due to the Company’s net loss. For the year ended December 31, 2005, the weighted shares used to calculate diluted net income per share include the effect of the convertible preferred stock. The completion of the Company’s IPO in June 2006 resulted in the conversion to common stock of all outstanding shares of convertible preferred stock. As a consequence, the shares used to calculate basic net income per share have increased by the weighted average impact of the 12,777,118 shares of common stock issued on conversion of the convertible preferred stock and the 2,540,225 shares of common stock issued in the IPO and 130,000 shares of common stock issued in July 2006 following the underwriters’ partial exercise of their over-allotment option related to the IPO. No additional potentially dilutive securities were outstanding at December 31, 2006.

Other Comprehensive Loss.   The Company accounts for comprehensive income (loss) under the provisions SFAS No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. At December 31, 2006, accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments. There were no unrealized gains or losses on investments in the years ended December 31, 2005 and 2004.

Recent Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN No. 48 is not expected to have a significant impact on the Company’s results of operations and financial position.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The adoption of SAB No. 108 did not have a significant impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt this statement in our first fiscal quarter of 2008. The Company is evaluating the potential impact of SFAS No. 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is evaluating the potential impact of SFAS No. 159 on our results of operations and financial position.

2.   INVESTMENTS

The following is a summary of Techwell’s cash equivalents and investments at December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$18,476	$—	$(22)	$18,454
Auction rate securities	15,375	—	—	15,375
Corporate bonds	2,962	—	(8)	2,954
U.S. Treasury and agency securities	5,977	—	(10)	5,967
Money market funds	5,923	1	—	5,924
Total	$48,713	$1	$(40)	$48,674
Amounts included in:
Cash equivalents				$7,347
Short-term investments				36,364
Long-term investments				4,963
Total securities				$48,674

Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due primarily to interest rate changes. At maturity, the Company expects to receive the full principal and interest on these securities. At December 31, 2006, each of the securities has been in a loss position for less than 12 months. The effective maturities of Techwell’s investments are $43.7 million within one year and $5.0 million in two years at December 31, 2006.

At December 31, 2005, the Company had $804,000 invested in certificates of deposit with banks with remaining maturity periods greater than 90 days at the time of purchase. The market value of the investments approximated carrying value and there is no unrealized gain or loss.

3.   DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

Inventory:

	December 31,
	2005	2006
	(in thousands)
Finished goods	$1,306	$1,702
Work in process	1,807	2,882
	$3,113	$4,584

Property and equipment, net:

	December 31,
	2005	2006
	(in thousands)
Equipment	$829	$1,029
Software	62	215
Furniture and fixtures	273	317
Leasehold improvements	91	146
	1,255	1,707
Less accumulated depreciation and amortization	(821)	(1,082)
	$434	$625

Accrued liabilities:

	December 31,
	2005	2006
	(in thousands)
Accrued compensation	$551	$1,988
Accrued inventory purchases	239	279
Legal and professional services fees	1,274	271
Exercise of unvested stock options	159	110
Income taxes payable	135	—
Customer advances	29	325
Other	300	371
	$2,687	$3,344

4.   RESTRUCTURING COSTS

During the year ended December 31, 2004, the Company moved its corporate headquarters and business operations to another leased office facility in the United States. The Company incurred restructuring costs for the remaining lease payments for its previous office facility lease. Restructuring costs are as follows (in thousands):

	December 31, 2004	December 31, 2005
Restructuring costs accrued at beginning of the year	$—	$103
Restructuring costs expensed	224	—
Restructuring costs paid in the year	121	103
Restructuring costs accrued at end of the year	$103	$—

5.   STOCKHOLDERS’ EQUITY

Initial Public Offering of Common Stock.   In June 2006, the Company completed its IPO and issued 2,540,225 shares of its common stock at a price of $9.00 per share. The Company received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs. In July 2006, the Company received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters’ partial exercise of their over-allotment option related to the Company’s IPO.

Redeemable Convertible Preferred Stock.   Simultaneously with the closing of the IPO in June 2006, each outstanding share of redeemable convertible preferred stock was automatically converted into one share of common stock. At December 31, 2005, the redeemable convertible preferred stock was as follows (in thousands, except share and per share amounts):

Series	Issuance Price per Share	Shares Authorized	Shares Outstanding	Liquidation Amount	Balance	Common Shares Reserved for Conversion
A	$0.50	3,004,219	3,004,219	$1,502	$1,498	3,004,219
B	$1.50	2,457,980	2,457,980	3,687	3,638	2,457,980
C	$4.50	1,279,465	1,269,465	5,713	5,540	1,269,465
D	$5.00	1,500,000	1,500,000	7,500	7,402	1,500,000
E	$5.00	2,400,000	2,400,000	12,000	11,866	2,400,000
E-1	$5.00	1,600,000	1,600,000	8,000	7,924	1,600,000
F	$5.50	545,454	545,454	3,000	2,909	545,454
		12,787,118	12,777,118	$41,402	$40,777	12,777,118

6.    STOCK INCENTIVE PLANS

In 1997 and 2001, the Company adopted stock option plans (the “Plans”) and reserved a total of 6,500,000 shares of common stock for issuance under the Plans. In November 2005, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved an aggregate of 1,990,000 shares of common stock for issuance under the 2006 Plan. The 2006 Plan became effective upon the completion of the Company’s IPO at which time 898,726 shares of common stock originally authorized for issuance under the Plans were cancelled. The Plans and the 2006 Plan (collectively the “Incentive Plans”) provide for the grant stock options, restricted stock, stock units and stock appreciation rights to employees, consultants and directors. The 2006 Plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each succeeding year. At December 31, 2006, the Company had reserved 4,055,399 shares of common stock for issuance under the Incentive Plans. On January 1, 2007, the shares reserved for issuance under the Company’s Incentive Plans increased by 823,372 shares.

Under the terms of the Incentive Plans, incentive options may be granted only to employees at a price not to be less than 100 percent of the fair market value on the grant date. Nonstatutory options may be granted at a price that is not less than 85 percent of the fair market value on the date of grant. Options and restricted stock granted under the Incentive Plans have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Incentive Plans.

Certain options granted under the Incentive Plans are fully exercisable on and after the date of grant, subject to the Company’s right to repurchase from an optionee, at the optionee’s original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the optionee’s employment, with or without cause. The Company’s right lapses as shares subject to the option become vested. At December 31, 2006, 55,834 shares were subject to repurchase pursuant to these provisions.

At December 31, 2006, 1,770,470 shares were available for grant under the Incentive Plans.

Stock option activity is summarized as follows:

	Number Outstanding	Weighted- Average Exercise Price
Options outstanding at January 1, 2004 (1,682,319 shares exercisable at a weighted-average price of $0.46)	2,242,840	$0.56
Options granted	835,000	$0.90
Options exercised	(361,423)	$0.53
Options cancelled	(101,355)	$0.31
Shares repurchased
Options outstanding at December 31, 2004 (1,890,016 shares exercisable at a weighted-average price of $0.60)	2,615,062	$0.69
Options granted	763,062	$2.39
Options exercised	(680,604)	$0.54
Options cancelled	(279,792)	$1.07
Options Outstanding at December 31, 2005 (1,244,418 shares exercisable at a weighted-average price of $0.66)	2,417,728	$1.22
Options granted	757,000	$10.41
Options exercised	(707,067)	$0.88
Options cancelled	(245,232)	$3.54
Options outstanding at December 31, 2006 (959,283 shares exercisable at a weighted-average exercise price of $1.02)	2,222,429	$4.20
Options vested and expected to vest at December 31, 2006	2,012,840	$4.00

The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable at December 31, 2006, is $26.4 million, $24.3 million and $14.4 million, respectively. The weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable at December 31, 2006, is 7.42 years, 7.29 years and 5.57 years, respectively.

The stock options outstanding and exercisable by exercise price at December 31, 2006, are as follows:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.15 – $ 0.45	518,966	3.71	$0.45	518,966	$0.45
$ 0.90	477,191	7.29	$0.90	254,137	$0.90
$ 1.50	334,188	8.51	$1.50	121,643	$1.50
$ 3.00 – $ 9.00	298,084	8.91	$4.91	64,537	$5.18
$10.00 – $11.00	482,000	9.33	$10.75	—	$—
$12.38 – $17.24	112,000	9.74	$13.67	—	$—
	2,222,429	7.42	$4,20	959,283	$1.02

Restricted stock award activity is summarized as follows:

	Number of Shares	Weighted- Average Fair Value
Restricted stock awards outstanding at January 1, 2006	—	$—
Restricted stock awards granted	92,500	$14.83
Restricted stock awards vested	(5,000)	$10.00
Restricted stock awards cancelled	(25,000)	$15.11
Restricted stock awards outstanding at December 31, 2006	62,500	$15.11

7.   STOCK-BASED COMPENSATION

As discussed in Note 1, the Company adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. Under SFAS 123(R), the Company estimates the fair value of stock options granted after December 31, 2005 on the grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution.

The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $819,000, $2.5 million and $7.7 million respectively.

Prior to adoption of SFAS 123(R), the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, the Company recorded deferred stock compensation equal to the difference between the exercise price and deemed fair value of the Company’s common stock on the date of grant.

Adjustments during the quarter ended March 31, 2006.   Subsequent to the issuance of the 2005 financial statements, management determined that it had underestimated the fair value of its common stock at the time of its stock option grants in November and December 2005. As a consequence, at December 31, 2005 deferred stock-based compensation, additional paid-in capital and operating expenses were understated by $422,000, $466,000 and $44,000, respectively, for employee stock options and additional paid-in capital and operating expenses were understated by $3,000 for nonemployee stock options. In addition, management found that variable accounting had been incorrectly used for certain foreign employee stock options resulting in overstatements of deferred stock-based compensation, additional paid-in capital and operating expenses by $78,000, $127,000 and $49,000, respectively. The aggregate impact of these adjustments as of December 31, 2005 is an understatement of deferred stock-based compensation, additional paid-in capital and operating expenses of $344,000, $342,000 and $2,000, respectively. Management has determined that the impact of these errors on the 2005 annual financial statements and on the fourth quarter of 2005 is not material using the guidance of SEC Staff Accounting Bulletin No. 99. Accordingly, the financial statements for the quarter ended March 31, 2006 include the cumulative adjustment to correct these errors. The correction of these errors was not material to the financial statements for the quarter ended March 31, 2006 or the year ended December 31, 2006.

Employee Options.   In connection with certain employee stock option grants prior to adoption of SFAS 123(R) on January 1, 2006, the Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant, which is being amortized over the vesting periods of the related options and stock, generally four years, using the multiple grant method described in Note 1. Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee’s option vesting date. Stock compensation from vested options, whether forfeited or not, is not reversed. For example, for an option that vests as to 25% of the full grant upon the first anniversary from the vesting start date and the remaining 75% of the shares in equal monthly installments over the next three years, the multiple grant approach results in slightly more than 50% of the aggregate deferred stock compensation being expensed during the first year after grant. If an employee terminates before one year when the initial 25% of the option vests, all previously expensed stock compensation is reversed in the period of termination. If an employee terminates after one year from grant, the previously expensed compensation in excess of the amount relating to the straight line amortization associated with the vested 25% of the options is reversed.

During the years ended December 31, 2004 and 2005, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value per Share	Weighted- Average Intrinsic Value per Share
	(in thousands)
March 31, 2004	—	$—	$—	$—
June 30, 2004	500,500	$0.90	$2.80	$1.90
September 30, 2004	212,500	$0.90	$2.80	$1.90
December 31, 2004	122,000	$0.90	$2.80	$1.90
March 31, 2005	30,000	$0.90	$2.80	$1.90
June 30, 2005	312,062	$1.50	$3.35	$1.85
September 30, 2005	80,000	$1.50	$3.99	$2.49
December 31, 2005	291,000	$3.75	$5.26	$1.51

The weighted-average fair value per share of options granted during the years ended December 31, 2004 and 2005, and accounted for using the intrinsic value measurement provisions of APB Opinion No. 25, was $2.80 and $4.17, respectively. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

As discussed in Note 1, the Company adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. The weighted-average grant-date fair value of options granted in the year ended December 31, 2006 and accounted in accordance with SFAS 123(R) is $7.08 per share. The fair value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

Consultant Options and Awards.   In both of the years ended December 31, 2005 and 2006, the Company granted stock options to purchase 50,000 of common stock to consultants in exchange for services at exercise prices ranging from nil to $6.00 per share. No options were granted to consultants for the year ended December 31, 2004. In year ended December 31, 2006, the Company granted a restricted stock award of 5,000 shares of common stock to a consultant in exchange for services.

The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model. The following table sets forth assumptions that were used in determining the fair value of options granted to consultants for the years ended December 31, 2005 and 2006:

	Years Ended December 31,
	2005	2006
Contractual life	10 years	10 years
Risk-free interest rates	3.88% - 4.39%	4.55%
Volatility	50%	74.1%
Dividend yield	0%	0%

The Company recorded $177,000, and $92,000 from amortization of deferred stock compensation expense for consultants during the years ended December 31, 2004 and 2005, respectively. The Company recorded $594,000 of stock compensation expense for consultants for options and restricted stock awards granted in the year ended December 31, 2006 that were immediately vested at grant. At December 31, 2006, there is no unamortized deferred stock-based compensation related to stock options or awards granted to consultants.

Stock-Based Compensation Expense.   The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2004	2005	2006
Cost of revenues	$22	$31	$117
Research and development	474	427	1,100
Selling, general and administrative	426	442	1,050
Related tax effect	—	—	(68)
Total stock-based compensation expense	$922	$900	$2,199

The total compensation cost attributable to activities capitalized in inventory was not significant in any of the periods presented.

Future Amortization of Deferred Stock-based Compensation.   Total compensation cost of options granted but not yet vested as of December 31, 2006 was $4.7 million, which is expected to be recognized over the weighted-average period of 1.70 years. Total compensation cost of restricted stock awards granted but not yet vested as of December 31, 2006 was $889,000, which is expected to be recognized over the weighted-average period of 2.02 years.

8.   COMMITMENTS AND CONTINGENCIES

Leases.   The Company has agreements to lease office space under non-cancellable operating leases with expiration dates in July and September 2007, for Korea, June 2008, for Taiwan, June and October 2008 for China, and December 2011, for the United States (California) and December 2008 for the United States (Illinois).

Rent expense for the years ended December 31, 2004, and 2005 and 2006 was $571,000, $461,000, $468,000 and respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2007	$534
Year ending December 31, 2008	421
Year ending December 31, 2009	295
Year ending December 31, 2010	307
Year ending December 31, 2011	319
Thereafter	—
$1,876

Purchase Commitments.   As of December 31, 2006, the Company has purchase commitments of $1.9 million with its inventory suppliers with due dates within the next twelve months. Both the quantities and purchase prices are fixed in the noncancelable commitments.

Legal Proceedings.   On September 26, 2005, we filed an administrative action on behalf of an original equipment manufacturer (“OEM”) in South Korea against Alogics Co., Ltd. (“Alogics”), a semiconductor company in South Korea, seeking a determination that the OEM’s product offering which incorporates our TW2834 product does not infringe a patent held by Alogics. On February 13, 2006, the South Korean Intellectual Property Tribunal rendered a decision in the action determining that the OEM’s product offering which incorporates our TW2834 product does not infringe the patent held by Alogics. On

March 10, 2006, Alogics filed an appeal with the Korean Patent Court (“KPC”). On November 16, 2006, the KPC concluded the action by determining that the OEM’s product offering which incorporates our TW2834 product does not infringe the patent held by Alogics. Alogics did not file an appeal with the Korean Supreme Court within the time periods prescribed by applicable rules thus concluding the matter.

9.   STOCKHOLDER NOTES RECEIVABLE

At December 31, 2004, the Company held full recourse promissory notes receivable totaling $438,000 due from certain officers and employees of the Company. These notes were repaid in full in 2005. The full recourse promissory notes bore interest at rates ranging from 3 percent to 6 percent, which rates were deemed to be below market rates for the individuals. Interest and principal on the notes were payable at the maturity dates of the notes, which ranged from December 2007 to January 2008. In accordance with FASB Interpretation No. (“FIN”) 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25  and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 , during the years ended December 31, 2004 and 2005, the Company recorded deferred compensation of $13,000 and none, respectively. During the years ended December 31, 2004 and 2005, the Company amortized $25,000 and none of deferred stock compensation for the full-recourse promissory notes, respectively.

10.   INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006
United States	$(1,731)	$4,680	$14,451
Foreign	40	21	69
Income (loss) before income taxes	$(1,691)	$4,701	$14,520

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2004	2005	2006
Current:
Federal	$—	$110	$1,258
State	1	33	30
Foreign	50	17	10
Total current	51	160	1,298
Deferred—net	—	—	—
Provision for income taxes	$51	$160	$1,298

The components of deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$5,116	$2,526
Research and other credits	1,045	1,238
Accruals	1,770	1,718
Other	351	49
Total deferred tax assets	8,282	5,531
Valuation allowance	(8,282)	(5,531)
Deferred tax assets	$—	$—

Based on the available evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets for all periods presented. The valuation allowance decreased by $2.8 million in 2006 primarily from the use of net operating loss carryforwards.

At December 31, 2006, the Company had approximately $6.7 million of federal and $3.2 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, these carryforwards will begin to expire beginning in 2021 for federal and and 2013 for state tax purposes. As of December 31, 2006, the Company also has research and other tax credit carryforwards of approximately $757,000 and $1.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2012. The state tax credits can be carried forward indefinitely. The Company also has federal and California alternative minimum tax credits carryover of $84,000 and $53,000, respectively, and these credits do not expire.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2004	2005	2006
U.S. statutory federal taxes at statutory rate (benefit)	(34.0)%	34.0%	35.0%
State taxes—net of federal benefit	(5.8)	5.8	1.6
Research and development credits (benefit)	(7.3)	(2.6)	(2.6)
Difference between U.S. statutory rate and foreign effective rate	2.2	0.2	—
Stock-based compensation	13.2	3.3	1.4
Other	1.7	0.9	(2.9)
Change in valuation allowance	33.0	(38.2)	(23.6)
Effective tax rate	3.0%	3.4%	8.9%

The Company’s ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code Sections 382 and 383. As a consequence, a portion of the Company’s net operating loss carryforwards are subject to an annual limitation on utilization of approximately $3 million, which is cumulative.

United States federal income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiary. These undistributed earnings aggregated less than $0.1 million at December 31, 2006, and it is the Company’s intention that such undistributed earnings be permanently reinvested offshore. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

11.   EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax basis, an amount of their annual compensation, not to exceed a maximum contribution pursuant to Section 401(k) of the Internal Revenue Code. The Company may contribute to the plan on a discretionary basis, but is not required, nor has it contributed, to the plan for the years ended December 31, 2004, 2005 and 2006. The contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan.

12.   RELATED PARTY TRANSACTIONS

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $149,000, $286,000, and $168,000 from this law firm for legal services in the years ended December 31, 2004, 2005, and 2006, respectively. The amount payable to this law firm was $53,000 and $17,000 at December 31, 2005 and 2006, respectively.

13.   SEGMENT INFORMATION

The Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets. The Company’s chief operating decision maker is the CEO.

The percentage of total revenues by geographic location are as follows:

	Years Ended December 31,
	2004	2005	2006
Taiwan	25%	38%	43%
South Korea	52	41	31
China/Hong Kong	7	16	21
Japan	14	4	3
United States	2	1	1
Other	—	—	1

Revenues by product line are as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006
Security Surveillance(1)	$3,615	$13,804	$27,684
Video Decoders(2)	7,986	16,142	18,183
LCD Display(3)	4,818	4,997	6,916
Other(4)	832	1,108	929
Total revenues	$17,251	$36,051	$53,712

(1)          Consists of application specific products designed for use in security surveillance systems.

(2)          Consists of general purpose video decoders designed for use in the consumer, security surveillance and automotive markets. Revenues from general purpose video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)          Consists of application specific products designed for use in LCD displays.

(4)          Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

The following is a summary of long-lived assets by geographic region (in thousands):

	December 31,
Country	2005	2006
United States	$306	$544
Taiwan	91	64
South Korea	37	12
China	—	5
Total	$434	$625

(2)         Schedules

Schedules are omitted because they are not required or the information is included in the financial statements.

(3)         Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate.
10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10**	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 70)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13(a)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13(a)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-130965), declared effective by the Securities and Exchange Commission on June 21, 2006.

**             Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on November 8, 2006.

***      The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Techwell, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHWELL, INC.
March 16, 2007	By	/s/ FUMIHIRO KOZATO
Fumihiro Kozato
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fumihiro Kozato and Mark Voll, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ FUMIHIRO KOZATO	President, Chief Executive Officer	March 16, 2007
Fumihiro Kozato	(Principal Executive Officer) and Director
/s/ MARK VOLL	Vice President of Finance and Administration and	March 16, 2007
Mark Voll	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ ROBERT D. COCHRAN	Director	March 16, 2007
Robert D. Cochran
/s/ RICHARD H. KIMBALL	Director	March 16, 2007
Richard H. Kimball
/s/ C.J. KOOMEN	Director	March 15, 2007
Dr. C.J. Koomen
/s/ JUSTINE LIEN	Director	March 16, 2007
Justine Lien
/s/ PHILLIP J. SALSBURY	Director	March 16, 2007
Dr. Phillip J. Salsbury

INDEX TO EXHIBITS

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate.
10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10**	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see page 70)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13(a)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13(a)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the same number exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-130965), declared effective by the Securities and Exchange Commission on June 21, 2006.

**             Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on November 8, 2006.

***      The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.