Form 10-Q
period 2007-03-31
TECHWELL INC
filed 2007-05-14
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2007, 20,773,910 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECHWELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$14,676	$13,201
Short-term investments	34,638	36,364
Accounts receivable	2,870	2,765
Inventory	3,799	4,584
Prepaid expenses and other current assets	1,229	1,406
Total current assets	57,212	58,320
Property and equipment, net	671	625
Long-term investments	7,655	4,963
Other assets	149	85
Total assets	$65,687	$63,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,588	$3,503
Accrued liabilities	1,789	3,344
Total current liabilities	4,377	6,847

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 20,722,951 shares and 20,528,468 shares issued and outstanding at March 31, 2007 and December 31, 2006	21	21
Additional paid-in capital	69,296	67,734
Deferred stock-based compensation	(414)	(546)
Accumulated other comprehensive loss	(33)	(39)
Accumulated deficit	(7,560)	(10,024)
Total stockholders’ equity	61,310	57,146
Total liabilities and stockholders’ equity	$65,687	$63,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$13,517	$9,801
Cost of revenues	5,791	4,497
Gross profit	7,726	5,304

Operating expenses:
Research and development	2,215	2,490
Selling, general and administrative	2,758	1,818
Total operating expenses	4,973	4,308

Income from operations	2,753	996
Interest income	679	155

Income before income taxes	3,432	1,151
Income taxes	968	166
Net income	$2,464	$985

Basic net income per share	$0.12	$0.22

Diluted net income per share	$0.11	$0.05

Weighted average shares used in computing net income per share:
Basic	20,637	4,470
Diluted	21,827	18,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,464	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	60
Stock-based compensation	749	823
Tax benefit from employee equity incentive plan	655	—
Changes in assets and liabilities:
Accounts receivable	(105)	607
Inventory	785	332
Prepaid expenses and other current assets	177	6
Other assets	(64)	(12)
Accounts payable	(923)	581
Accrued liabilities	(1,555)	634
Net cash provided by operating activities	2,266	4,016
Cash flows from investing activities:
Purchases of property and equipment	(121)	(66)
Purchases of investments	(20,291)	—
Proceeds from maturities of investments	19,331	256
Net cash provided by (used in) investing activities	(1,081)	190
Cash flows from financing activities:
Proceeds from exercise of stock options	290	165
Payment of deferred offering costs	—	(1,058)
Net cash provided by (used in) financing activities	290	(893)
Net increase in cash and cash equivalents	1,475	3,313
Cash and cash equivalents at beginning of period	13,201	15,982
Cash and cash equivalents at end of period	$14,676	$19,295

Supplemental cash flow information — income tax paid	$—	$185

Supplemental disclosure of non-cash investing and financing activities:
Accrued equipment purchase costs	$8	$56
Reversal of deferred stock-based compensation for cancellation of stock options	$30	$74
Accrued offering costs	$—	$589

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

The Company’s international offices include branch offices in South Korea and Taiwan and a subsidiary in China. These offices provide marketing support to customers. The South Korea office is also involved in product development.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2006 has been derived from the audited financial statements as of and for the year then ended. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

Principles of Consolidation and Year End

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic high technology industry and changes in any of the following areas could have a material adverse effect on the Company’s financial position and results of operations: unpredictable volume and timing of customer orders, which are not fixed by contract; loss of one or more of its customers; decrease in the overall average selling prices of its products; changes in the relative sales mix of its products; changes in its cost of finished goods; the availability, pricing and timeliness of delivery of other components used in the Company’s customers’ products; the Company’s customers’ sales outlook, purchasing patterns and inventory adjustments based on consumer demand and general economic conditions; product obsolescence and the Company’s ability to manage product transitions; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; and the timing of new product announcements or introductions by the Company or by its competitors.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments. The change in unrealized losses on investments, net of tax, in the three months ended March 31, 2007 was a reduction of $6,000. There were no unrealized gains or losses on investments in the three months ended March 31, 2006.

Note 2.  Equity-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. Stock options granted under the Plans have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans. At March 31, 2007, 48,334 shares exercised prior to vesting are subject to repurchase by the Company. On January 1, 2007, the shares reserved for issuance under the Company’s stock incentive plans increased by 823,372 shares. At March 31, 2007, the total number of shares available for issuance under the Plans is 1,912,114.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees.

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, continues to be recognized as the options vest. Accordingly, for the three months ended March 31, 2007 and 2006, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$45	$13
Research and development	318	597
Selling, general and administrative	386	213
Related tax effect	(158)	(6)
Total stock-based compensation expense	$591	$817

Total compensation cost attributable to activities capitalized into inventory was not significant.  Stock-based compensation expense in the three months ended March 31, 2006 includes $0.5 million for immediately vested options granted to consultants.

Stock Options

For options granted after January 1, 2006, and valued in accordance with SFAS 123(R), the Company uses the straight-line method for expense attribution. For options granted prior to January 1, 2006, the Company uses the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal during the period of previously expensed stock-based compensation associated with the unvested options.

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. Since the Company’s stock has been actively traded for only a short period of time, the Company uses the simplified calculation of expected term described in Accounting Bulletin (‘SAB”) No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on the Company’s historical turnover experience and is estimated at 10%.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2007	2006
Expected term in years	6.08	6.08
Risk-free interest rate	4.60%	4.55%
Expected volatility	70.6%	74.1%
Dividend yield	0%	0%

The weighted-average grant-date fair value of options granted in the three months ended March 31, 2007 and 2006 is $9.31 and $7.33, respectively. Total compensation cost of options granted but not yet vested as of March 31, 2007 was $9.0 million, which is expected to be recognized over the weighted-average period of 1.84 years.

Restricted Stock Awards

Compensation expense for restricted stock awards is determined using the fair value of Techwell’s stock on the date of the grant and compensation is recognized on a straight-line basis over the service period.

Adjustments During the Quarter Ended March 31, 2006

Subsequent to the issuance of the 2005 financial statements, management determined that it had underestimated the fair value of its common stock at the time of its stock option grants in November and December 2005. As a consequence, at December 31, 2005 deferred stock-based compensation, additional paid-in capital and operating expenses were understated by $422,000, $466,000 and $44,000, respectively, for employee stock options, and additional paid-in capital and operating expenses were understated by $3,000 for nonemployee stock options. In addition, management found that variable accounting had been incorrectly used for certain foreign employee stock options resulting in overstatements of deferred stock-based compensation, additional paid-in capital and operating expenses by $78,000, $127,000 and $49,000, respectively. The aggregate impact of these adjustments as of December 31, 2005 is an understatement of deferred stock-based compensation, additional paid-in capital and operating expenses of $344,000, $342,000 and $2,000, respectively. Management has determined that the impact of these errors on the 2005 annual financial statements and on the fourth quarter of 2005 is not material using the guidance of SEC SAB No. 99, Assessing Materiality. Accordingly, the cumulative adjustment to correct these errors was recorded in the financial statements for the quarter ended March 31, 2006. The correction of these errors was not material to the consolidated financial statements for the three months ended March 31, 2006 or for the year ended December 31, 2006.

Note 3.  Net Income per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share.  Under SFAS No. 128, basic net income per share is calculated by dividing net income by the weighted-average number of common stock shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock, common stock options, restricted stock awards and common stock subject to repurchase.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Weighted average common shares outstanding	20,690	4,555
Weighted average shares subject to repurchase	(53)	(85)
Shares used to calculate basic net income per share	20,637	4,470
Effective of dilutive securities
Convertible preferred stock	—	12,777
Common stock options and restricted stock awards	1,190	1,658
Diluted potential common stock	1,190	14,435
Shares used to calculate dilutive net income per share	21,827	18,905

In June 2006, the Company completed its initial public offering (“IPO”) and issued 2,540,225 shares of its common stock at a price of $9.00 per share. Simultaneously with the closing of the IPO, each outstanding share of redeemable convertible preferred stock was automatically converted into one share of common stock. In July 2006, the Company issued an additional 130,000 shares following the underwriters’ partial exercise of their over-allotment option received in connection with the Company’s initial public offering. As a consequence, the shares used to calculate basic net income per share for the three months ended March 31, 2007 include the 12,777,118 shares of common stock issued on conversion of the convertible preferred stock and the 2,540,225 shares of common stock issued in the IPO and 130,000 shares of common stock issued in July 2006 following the underwriters’ partial exercise of their over-allotment option related to the IPO. For the three months ended March 31, 2006, the weighted shares used to calculate diluted net income per share include the effect of the convertible preferred stock.

Note 4.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of March 31, 2007, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed.

At March 31, 2007 based on the available objective evidence, the Company believed it is more likely than not that its deferred tax assets will not be realizable. Accordingly, the Company continued to provide a full valuation allowance against its net deferred tax assets. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, the Company would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or other foreign jurisdictions.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $0.2 million in the liability for unrecognized tax benefits and a decrease in the related valuation allowance of same amount.  Therefore upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits in its operating expenses. For the three months ended March 31, 2007, the Company did not recognized any interest or penalties related to unrecognized tax benefits.

A provision for income taxes of $968,000 and $166,000 was recorded in the three months ended March 31, 2007 and 2006, respectively. The effective tax rate for both periods differed from the statutory federal income tax rate primarily because the company utilized prior net operating losses to offset profits made in the current period.

Note 5.  Investments

Short and long-term investments are considered available-for-sale and consist of corporate bonds, U.S. government agency securities and auction rate securities. These securities are carried at fair market value based on market quotes. Unrealized gains and losses on investments, net of tax, are reported as a separate component of stockholders’ equity and included in “Accumulated other comprehensive loss.” Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented.

Note 6.  Details of Certain Balance Sheet Components

Inventory (in thousands):

	March 31, 2007	December 31, 2006
Finished goods	$1,663	$1,702
Work in process	2,136	2,882

	$3,799	$4,584

Property and equipment, net (in thousands):

	March 31, 2007	December 31, 2006
Equipment	$1,093	$1,029
Software	215	215
Furniture and fixtures	364	317
Leasehold improvements	164	146

	1,836	1,707
Less accumulated depreciation and amortization	(1,165)	(1,082)

	$671	$625

Accrued liabilities (in thousands):

	March 31, 2007	December 31, 2006
Accrued compensation	$690	$1,988
Accrued inventory purchases	155	279
Legal and professional services fees	207	271
Exercise of unvested stock options	98	110
Customer advances	292	325
Other	347	371

	$1,789	$3,344

Note 7.  Segment Information

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

The percentage of total revenues by geographic location are as follows:

	Three Months Ended
	March 31,
	2007	2006
South Korea	33%	40%
Taiwan	44%	34%
China/Hong Kong	19%	21%
Japan	2%	3%
United States	1%	—%
Other	1%	2%
Total	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Security Surveillance(1)	$8,908	$4,952
Video Decoders(2)	2,639	3,652
LCD Display(3)	1,607	992
Other(4)	363	205
Total	$13,517	$9,801

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

(3)             Consists of application specific products designed for use in LCD displays.

(4)             Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	March 31, 2007	December 31, 2006
United States	$550	$544
Taiwan	72	64
South Korea	10	12
China	39	5

Total	$671	$625

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at		Revenues
	March 31,	December 31,	Three Months Ended March 31,
Customer	2007	2006	2007	2006
A	*%	16%	16%	15%
B	36	14	13	*
C	13	*	*	12
D	*	*	10	10
E	*	27	*	*
F	*	*	*	10
G	14	*	*	*

*   less than 10%

Note 8.  Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $6,000 and $35,000 from this law firm for legal services in the three months ended March 31, 2007 and 2006, respectively. The amount payable to this law firm was $5,000 and $17,000 at March 31, 2007 and December 31, 2006, respectively.

Note 9.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt this statement in its first fiscal quarter of 2008. The Company is evaluating the potential impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, (“SFAS No. 159”) to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is evaluating the potential impact of SFAS No. 159 on its results of operations and financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2007 and our audited consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

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

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the consumer, security surveillance and automotive markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customers, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the risks set forth under PART II — OTHER INFORMATION,  Item 1A. “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 20 different products in the quarter ended March 31, 2007.

We have three principal semiconductor product lines: video decoder products, security surveillance products and liquid crystal display, or LCD, products. Our video decoder products, which we view as general purpose products, are high-performance mixed signal semiconductors that decode analog TV broadcast signals, including National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM, and popular analog video signals, including composite, S-Video, component and Syndicate of Radio and Television Manufacturers, or SCART, into a standard digital format. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. In 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet. Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display. In the first quarter of 2007, we introduced our first two new LCD display processors that can be used in navigation systems for front seat consoles in the automotive market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs. Our other products include early generation mixed signal semiconductors for digital video applications and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

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

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs.  In 2006, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. In the three months ended March 31, 2007, we derived approximately 64% of our revenues from products sold to distributors and 36% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 78% and 80% of our revenues from our ten largest customers in the three months ended March 31, 2007 and 2006, respectively.  In the three months ended March 31, 2007, three of our customers, all of which are distributors, accounted for 16%, 13% and 10% of our revenues, respectively. In the three months ended March 31, 2006, four of our customers, all of which are distributors, accounted for 15%, 12%, 10% and 10% of our revenues, respectively.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both the three months ended March 31, 2007 and 2006. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
South Korea	33%	40%
Taiwan	44%	34%
China/Hong Kong	19%	21%
Japan	2%	3%
Other	2%	2%

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

We have international branches in South Korea and Taiwan and we have a subsidiary in China. At March 31, 2007, 35 of our 98 employees were located in our international subsidiary and our international branches. These offices provide marketing support to our customers. Our South Korea office is also involved in product development.

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

Generally, the average selling price of our products will decline over the life of the product. Our experience to date is that the decline has not had a material effect on our gross margins, as price reductions have been mitigated by lower per unit costs associated with both high unit volume and the transition of our products to smaller process geometries. Our video decoder and LCD display products that are sold into consumer applications are subject to the seasonality connected with the consumer market. As a result, revenues from these products are lower in the first calendar quarter of the year. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday. Typically, our customers are closed for a week or more during the extended holiday period, which negatively impacts our business. As a result of seasonality associated with the consumer market and our customer concentration in Asia, we expect our revenues to lower in the first calendar quarter of each year.

Our revenues increased by 38% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and our net income increased to $2.5 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. Our revenues increased by 49% for the year ended December 31, 2006 compared to the year ended December 31, 2005 and our net income increased to $13.2 million for the year ended December 31, 2006 from $4.5 million for the year ended December 31, 2005. However, we had an accumulated deficit of $7.6 million at March 31, 2007 and we may not be able to maintain our recent growth and profitability. In the past, we have been able to utilize our net operating loss carryforwards to offset our taxable income and thereby reduce our income taxes otherwise payable. However, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Internal Revenue Code, or the Code. Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

Warranty.   We offer an eighteen-month product replacement warranty against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on the rate of return for the prior 18 months. As a consequence of standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been significant in the fiscal periods presented.

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

Accounting for Income Taxes.   We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109,  Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At March 31, 2007, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. To assess the likelihood that our deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed.

At March 31, 2007 based on the available objective evidence, we believed it is more likely than not that our deferred tax assets will not be realizable. Accordingly, we continued to provide a full valuation allowance against our net deferred tax assets at March 31, 2007. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We have not been under the examination of U.S. federal, state or other foreign jurisdictions.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  As a result of the implementation of FIN No. 48, we recognized an increase in the liability for unrecognized tax benefits of approximately $0.2 million and a decrease in the related valuation allowance of same amount.  Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. For the three months ended March 31, 2007, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values and recognize that expense over the required service period. Prior to our adoption of SFAS 123(R), we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25.

We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three months ended March 31, 2007 and 2006, stock-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion 25.

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

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. Since our stock has not been actively traded in the past, we use the simplified calculation of expected term described in SAB No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar us. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on the our historical turnover experience and is estimated at 10%.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2007	2006
Expected term in years	6.08	6.08
Risk-free interest rate	4.60%	4.55%
Expected volatility	70.6%	74.1%
Dividend yield	0%	0%

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
Consolidated Statement of Operations Data:	2007	2006
Revenues	100.0%	100.0%
Cost of revenues*	42.8	45.9
Gross margin	57.2	54.1

Operating expenses:
Research and development*	16.4	25.4
Selling, general and administrative*	20.4	18.6

Total operating expenses	36.8	44.0

Income from operations	20.4	10.1
Interest income	5.0	1.6

Income before income taxes	25.4	11.7
Income taxes	7.2	1.7
Net income	18.2%	10.0%

(*)  Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Costs and expenses:
Cost of revenues	0.3%	0.1%
Research and development	2.4	6.1
Selling, general and administrative	2.9	2.2

Revenues by product line are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Security Surveillance(1)	$8,908	$4,952
Video Decoders(2)	2,639	3,652
LCD Display(3)	1,607	992
Other(4)	363	205
Total	$13,517	$9,801

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

(4)             Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparisons of the Three Months Ended March 31, 2007 and 2006

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: video decoder, security surveillance and LCD display. All of our sales are denominated in U.S. dollars.

Revenues were $13.5 million for the three months ended March 31, 2007 and $9.8 million for the three months ended March 31, 2006, an increase of 38%. Revenues from our security surveillance products increased approximately $4.0 million or 80% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of the increased revenues from our integrated four-in-one security surveillance products. Revenues from video decoder products decreased approximately $1.0 million or 28% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of a general decrease in demand for our decoders due to a lack of integrated audio functionality and a shift in our sales from general-purpose video decoders to application specific products specifically designed for the LCD display and security surveillance markets. We intend to add integrated audio functionality to our general purpose decoders in the near term. Revenues from of our LCD display products increased approximately $0.6 million or 62% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of a continuing increase in customer projects from earlier design wins in the automotive market. Other revenues increased $0.2 million or 77% in the three months ended March 31, 2007 compared with the three months ended March 31, 2006, primarily as a result of increased sales of our PCI video decoder products.

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

Gross profit was $7.7 million for the three months ended March 31, 2007 and $5.3 million for the three months ended March 31, 2006, an increase of 46%. Gross margin was 57% for the three months ended March 31, 2007 increasing from 54% for the three months ended March 31, 2006. The increase in gross margin was primarily a result of reduced materials costs partially attributable to increased volume purchases and the transition of our products to lower process geometries in the first quarter of 2007 compared to the first quarter of 2006.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of less than $0.1 million in both the three months ended March 31, 2007 and 2006.

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

Research and development expenses were $2.2 million, or 16% of revenues, for the three months ended March 31, 2007 and $2.5 million or 25% of revenues for the three months ended March 31, 2006, a decrease of 11%.  This decrease primarily reflects decreased compensation related expenses of approximately $0.2 million primarily as a result of stock options granted to certain consultants in the first quarter of 2006 as compensation for product development and decreased expenses associated with our South Korea branch.

We incurred stock-based compensation expense associated with research and development personnel of $0.3 million and $0.6 million in the three months ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative.     Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, contractor compensation, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also included in selling, general and administrative expenses.

Selling, general and administrative expenses were $2.8 million, or 20% of revenues, for the three months ended March 31, 2007 and $1.8 million, or 19% of revenues, for the three months ended March 31, 2006, an increase of 52%. The increase in expense was primarily due to $0.2 million in compensation related expenses associated with stock-based compensation, $0.2 million in insurance and administrative fees reflecting costs associated with being a public company, $0.2 million of  marketing expenses primarily for increased participation at industry trade shows, $0.2 million associated with our foreign branches and our subsidiary in China and travel expenses to support our customers and facilitate design wins and $0.1 million in professional services expenses primarily for audit, tax and legal services, We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume. Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as growth in our information technology infrastructure and increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.4 million and $0.2 million in the three months ended March 31, 2007 and 2006, respectively.

Interest Income.     Interest income was $0.7 million for the three months ended March 31, 2007 and $0.2 million for the three months ended March 31, 2006, an increase of 338%. The increase was primarily due to higher cash, cash equivalent and short and long-term investment balances primarily as a result of our initial public offering and income from operations and higher interest rates in the three months ended March 31, 2007.

Income Taxes.     Our provision for income taxes was $1.0 million for the three months ended March 31, 2007 and $0.2 million for the three months ended March 31, 2006. The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits. Our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. As a result of these factors, our effective tax rate increased to approximately 28% in the three months ended March 31, 2007.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and our cash flows from operations. Our cash and cash equivalents and short-term investments were $49.3 million as of March 31, 2007.

Net cash provided by operating activities was $2.3 million in the three months ended March 31, 2007. The net cash provided by our operating activities in the three months ended March 31, 2007 was primarily due to our net income of $2.5 million, a reduction in inventory of $0.8 million associated with increased sales of existing products and a decrease in prepaid expenses and other current assets of $0.2 million related to excess tax benefits from stock-based compensation. The net cash provided by our operating activities was offset by a decrease in accounts payable and accrued liabilities of $2.5 million primarily related to a reduction in compensation cost payable, an increase in accounts receivable of $0.1 million attributable to the timing of customer collections and an increase in other assets of $0.1 million attributable to new deposits. We incurred non-cash expenses of $0.7 million for stock compensation expenses and $0.1 million in depreciation expense in the three months ended March 31, 2007. We also recognized a tax benefit of $0.7 million attributable to our equity incentive plans.

Net cash provided by operating activities was $4.0 million in the three months ended March 31, 2006. The net cash provided by our operating activities in the three months ended March 31, 2006 was primarily due to our net income of $1.0 million, an increase in accounts payable and accrued liabilities of $1.2 million associated with increasing customer demand as a result of new product introductions and increased sales of existing products, and a decrease in inventory of $0.3 million. The net cash provided by our operating activities was also due in part to a decrease in accounts receivable of $0.6 million attributable to the timing of customer collections. We incurred non-cash expenses of $0.8 million for stock compensation expenses and $0.1 million in depreciation expense in the three months ended March 31, 2006.

Net cash used in our investing activities was $1.1 million in the three months ended March 31, 2007 reflecting purchases of short and long-term investments of $20.3 million and purchases of capital equipment of $0.1 million offset by maturities of short and long-term investments of $19.3 million.

Net cash provided by our investing activities was $0.2 million in the three months ended March 31, 2006 due to the maturities of short-term investments of $0.3 million offset by capital purchases of $0.1 million.

Net cash provided by financing activities of $0.3 million in the three months ended March 31, 2007 primarily consisted of proceeds from the exercise of stock options.

Net cash used in financing activities of $0.9 million in the three months ended March 31, 2006 primarily consisted of amounts paid in preparation for our initial stock offering of $1.1 million offset by proceeds from the exercise of stock options of $0.2 million.

We believe our existing cash, cash equivalent and investment balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

As of December 31, 2006, we had $1.9 million of total future net lease commitments. The following table identifies our commitments to settle contractual obligations as of March 31, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum Lease Commitments	$1,732	$508	$985	$239
Purchase Commitments	2,237	2,237	—	—
Total Commitments	$3,969	$2,745	$985	$239

This table excludes the liability for unrecognized income tax benefits of $0.2 million at January 1, 2007, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, or SFAS No. 159, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are evaluating the potential impact of SFAS No. 159 on our results of operations and financial position.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

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

(b)   Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. As of March 31, 2007, we had an accumulated deficit of approximately $7.6 million. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our effective tax rate will increase in the near term, which will harm our financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We need to design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to cost-effectively add features that enhance performance and functionality to our products. The development process for these advancements is lengthy and requires us to accurately anticipate market trends. Our failure to accurately anticipate market trends in a timely manner will harm the market acceptance of our products and the sales of our products. We have been excluded from certain customer qualification processes due to the lack of integrated audio functionality in our general purpose decoders. As part of our continued investment in new technologies, we intend to add integrated audio functionality to our general purpose decoders in the near term to address the market requirements of our customers.

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

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three months ended March 31, 2007, approximately 96% of our revenues were attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday. These sales fluctuations are expected to continue.

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

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at December 31, 2006, we had federal and state tax net operating loss carryforwards of approximately $6.7 million and $3.2 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Code. Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. Our effective tax rate for the years ended December 31, 2006 and 2005 was 8.9% and 3.4%, respectively. As a result of the factors discussed above, we anticipate the effective tax rate for 2007 to be between 25% to 30%. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

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

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for both the three months ended March 31, 2007 and 2006. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through distributors. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 79% of our revenues in 2006 and 64% of our revenues in the three months ended March 31, 2007.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended March 31, 2007, the closing price of our stock ranged from a low of $11.69 on March 1, 2007 to a high of $18.11 on February 5, 2007. In addition, the stock market in general has, and The Nasdaq Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2007, we had 20,722,951 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

Dated: May 14, 2007

/s/ Fumihiro Kozato
Fumihiro Kozato
Chief Executive Officer

Dated: May 14, 2007

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration and Chief Financial Officer