Form 10-Q
period 2007-06-30
TECHWELL INC
filed 2007-08-09
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

As of July 31, 2007, 20,853,028 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECHWELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$13,177	$13,201
Short-term investments	39,095	36,364
Total cash, cash equivalents and short-term investments	52,272	49,565
Accounts receivable	2,438	2,765
Inventory	4,791	4,584
Prepaid expenses and other current assets	1,976	1,406
Total current assets	61,477	58,320
Property and equipment, net	1,003	625
Long-term investments	8,634	4,963
Other assets	160	85
Total assets	$71,274	$63,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,341	$3,503
Accrued liabilities	2,167	3,344
Total current liabilities	5,508	6,847
Deferred rent	212	—
Total liabilities	5,720	6,847

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 20,811,194 shares and 20,528,468 shares outstanding, respectively	21	21
Additional paid-in capital	70,807	67,734
Deferred stock-based compensation	(304)	(546)
Accumulated other comprehensive loss	(51)	(39)
Accumulated deficit	(4,919)	(10,024)
Total stockholders’ equity	65,554	57,146
Total liabilities and stockholders’ equity	$71,274	$63,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$14,743	$12,800	$28,260	$22,601

Cost of revenues	5,989	5,241	11,780	9,738

Gross profit	8,754	7,559	16,480	12,863

Operating expenses:
Research and development	2,870	2,461	5,085	4,951
Selling, general and administrative	2,874	1,884	5,632	3,702
Total operating expenses	5,744	4,345	10,717	8,653

Income from operations	3,010	3,214	5,763	4,210
Interest income	737	252	1,416	407

Income before income taxes	3,747	3,466	7,179	4,617
Income taxes	1,106	588	2,074	754

Net income	$2,641	$2,878	$5,105	$3,863

Basic net income per share	$0.13	$0.52	$0.25	$0.77
Diluted net income per share	$0.12	$0.15	$0.23	$0.20

Weighed average shares used in computing net income per share:
Basic	20,765	5,521	20,701	4,995
Diluted	21,826	19,163	21,810	19,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,105	$3,863

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	143
Stock-based compensation	1,928	1,237
Tax benefit from employee equity incentive plan	872	—
Changes in assets and liabilities:
Accounts receivable	327	550
Inventory	(207)	86
Prepaid expenses and other current assets	(347)	56
Other assets	(75)	(12)
Accounts payable	(277)	1,053
Accrued liabilities	(1,182)	1,172
Deferred rent	(11)	(27)
Net cash provided by operating activities	6,318	8,121
Cash flows from investing activities:
Purchase of property and equipment	(443)	(205)
Purchase of investments	(42,872)	(19,265)
Proceeds from maturities of investments	36,458	2,306
Net cash used in investing activities	(6,857)	(17,164)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	—	19,274
Proceeds from exercise of stock options	515	250
Net cash provided by financing activities	515	19,524
Net increase (decrease) in cash and cash equivalents	(24)	10,481
Cash and cash equivalents at beginning of period	13,201	15,982
Cash and cash equivalents at end of period	$13,177	$26,463

Supplemental cash flow information—income taxes paid	$1,430	$245

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$—	$943
Accrued equipment purchase costs	$120	$19

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

The Company’s international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan.  These offices provide marketing support to customers. The South Korea and Japan offices are also involved in product development activities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

Principles of Consolidation and Year End

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

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

Note 2.  Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors.  At June 30, 2007, the total number of shares available for issuance under the Plans is 1,544,428.  Stock options granted under the Plans may have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans. At June 30, 2007, 40,834 shares exercised prior to vesting are subject to repurchase by the Company.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006.  Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, continues to be recognized as the options vest.  Accordingly, for the three and six months ended June 30, 2007 and 2006, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$71	$24	$116	$37
Research and development	517	138	835	735
Selling, general and administrative	591	252	977	465
Related tax effect	(283)	(20)	(441)	(26)
Total stock-based compensation expense	$896	$394	$1,487	$1,211

Total compensation cost attributable to activities capitalized into inventory was not significant in all periods presented.  Stock-based compensation expense in the six months ended June 30, 2006 includes $0.5 million for immediately vested options granted to consultants.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for these options (excess tax benefits) to be classified as cash from financing activities.

Stock Options

For options granted after January 1, 2006, and valued in accordance with SFAS No. 123(R), the Company uses the straight-line method for expense attribution. For options granted prior to January 1, 2006, the Company uses the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal during the period of previously expensed stock-based compensation associated with the unvested options.

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model.  Since the Company’s stock has been actively traded for only a short period of time, the Company uses the simplified calculation of expected term described in Staff Accounting Bulletin (‘SAB”) No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the

Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on the Company’s historical forfeiture experience and is estimated at 10%.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term in years	6.08	6.08	6.08	6.08
Risk-free interest rate	4.65%	5.00%	4.60% - 4.65%	4.55% - 5.00%
Expected volatility	68.4%	73.8%	68.4% - 70.6%	73.8% - 74.1%
Dividend yield	0%	0%	0%	0%

The weighted-average grant-date fair value of options granted in the six months ended June 30, 2007 and 2006 is $9.28 and $7.33, respectively. Total compensation cost of options granted but not yet vested as of June 30, 2007 was $8.9 million, which is expected to be recognized over the weighted-average period of 1.70 years.

Restricted Stock Awards

Compensation expense for restricted stock awards is determined using the fair value of the Company’s stock on the date of the grant and is recognized on a straight-line basis over the service period.

Note 3.  Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share.  Under SFAS No. 128, basic net income per share is calculated by dividing net income for the period by the weighted average number of common stock shares outstanding during the period excluding shares subject to repurchase. Diluted net income per share reflects potentially dilutive securities which consist of convertible preferred stock, common stock options, restricted stock awards and common stock subject to repurchase.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	20,810	5,597	20,750	5,076
Weighted average shares subject to repurchase	(45)	(76)	(49)	(81)
Shares used to calculate basic net income per share	20,765	5,521	20,701	4,995
Effect of dilutive securities:
Convertible preferred stock	—	12,067	—	12,422
Common stock options and restricted stock awards	1,061	1,575	1,109	1,605
Dilutive potential common stock	1,061	13,642	1,109	14,027
Shares used to calculate dilutive net income per share	21,826	19,163	21,810	19,022

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

Note 4.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS No. 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of June 30, 2007, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed.

At June 30, 2007 based on the available objective evidence, the Company believed it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company continued to provide a full valuation allowance against its net deferred tax assets. Should sufficient positive, objectively verifiable evidence of the realization of the net deferred tax assets exist at a future date, the Company would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or foreign jurisdictions.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $0.2 million in the liability for unrecognized tax benefits and a decrease in the related valuation allowance of the same amount.  Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits in its operating expenses. For the three and six months ended June 30, 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109. A provision for income taxes of $1.1 million and $588,000 was recorded in the three months ended June 30, 2007 and 2006, respectively. A provision for income taxes of $2.1 million and $754,000 was recorded in the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for all periods differed from the statutory federal income tax rate primarily because the Company utilized prior net operating losses to offset taxable income in the current period.

Note 5.  Investments

The Company’s investments are considered available-for-sale and primarily consist of high grade debt securities. These securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in “Accumulated other comprehensive loss”.  Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented.

The change in unrealized losses on investments, net of tax, in the three and six months ended June 30, 2007 was an increase of $18,000 and $12,000, respectively. The change in unrealized losses on investments, net of tax, in the three and six months ended June 30, 2006 was an increase of $13,000.

Note 6.  Details of Certain Balance Sheet Components

Inventory (in thousands):

	June 30, 2007	December 31, 2006
Finished goods	$2,468	$1,702
Work in process	2,323	2,882

	$4,791	$4,584

Property and equipment, net (in thousands):

	June 30, 2007	December 31, 2006
Equipment	$1,335	$1,029
Software	324	215
Furniture and fixtures	231	317
Leasehold improvements	380	146

	2,270	1,707
Less accumulated depreciation and amortization	(1,267)	(1,082)

	$1,003	$625

Accrued liabilities (in thousands):

	June 30, 2007	December 31, 2006
Accrued compensation	$998	$1,988
Accrued inventory purchases	252	279
Customer advances	253	325
Legal and professional services fees	214	271
Exercise of unvested stock options	86	110
Other	364	371

	$2,167	$3,344

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

The percentages of total revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Taiwan	45%	51%	44%	44%
South Korea	31%	28%	32%	33%
China/Hong Kong	19%	17%	19%	19%
Japan	3%	3%	3%	3%
United States	1%	—%	1%	—%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Security Surveillance(1)	$9,095	$5,711	$18,003	$10,663
Video Decoders(2)	3,883	5,445	6,522	9,097
LCD Display(3)	1,527	1,288	3,134	2,280
Other(4)	238	356	601	561
Total	$14,743	$12,800	$28,260	$22,601

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

(3)           Consists of application specific products designed for use in LCD displays.

(4)           Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	June 30, 2007	December 31, 2006
United States	$797	$544
Taiwan	66	64
South Korea	11	12
Japan	89	—
China	40	5

Total	$1,003	$625

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at			Revenues
	June 30,		December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2007		2006	2007	2006	2007	2006
A	*	%	16%	16%	11%	16%	12%
B	*		14	11	*	*	*
C	12		*	*	10	*	11
D	13		*	*	*	*	10
E	*		27	*	*	*	*
F	*		*	*	15	*	12
G	18		*	*	*	*	*
H	14		*	*	*	*	*

*   less than 10%

Note 8.  Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $6,000 and $45,000 to this law firm for legal services in the three months ended June 30, 2007 and 2006, respectively. The Company incurred fees of $12,000 and $80,000 to this law firm for legal services in the six months ended June 30, 2007 and 2006, respectively.  The amount payable to this law firm was $3,000 at June 30, 2007 and $17,000 at December 31, 2006.  This Board member also receives compensation in accordance with the Company’s compensation program for non-employee directors.

Note 9.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt this statement in its first fiscal quarter of 2008. The Company is evaluating the potential impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is evaluating the potential impact of SFAS No. 159 on its results of operations and financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2007 and our audited consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

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

These forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the consumer, security surveillance and automotive markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customers, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the risks set forth under PART II – OTHER INFORMATION  Item 1A. “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 20 different products in the quarter ended June 30, 2007.

We have three principal semiconductor product lines: video decoder products, security surveillance products and liquid crystal display, or LCD, products. Our video decoder products, which we view as general purpose products, are high-performance mixed signal semiconductors that decode analog TV broadcast signals, including National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM, and popular analog video signals, including composite, S-Video, component and Syndicate of Radio and Television Manufacturers, or SCART, into a standard digital format. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. In 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet. Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display. In the first quarter of 2007, we introduced our first two new LCD display processors that can be used in navigation systems for front seat consoles in the automotive market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs. Our other products include early generation mixed signal semiconductors for digital video applications and PCI video decoder products, which are video decoders that utilize peripheral component interconnect, or PCI, technology for personal computer applications.

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

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs.  In 2006, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. In the six months ended June 30, 2007, we derived approximately 67% of our revenues from products sold to distributors and 33% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 80% and 75% of our revenues from our ten largest customers in the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, two of our customers accounted for 16% and 11%, respectively, of our revenues. For the three months ended June 30, 2006, three of our customers accounted for 15%, 11% and 10%, respectively, of our revenues. For the six months ended June 30, 2007, one of our customers accounted for 16% of our revenues.  For the six months ended June 30, 2006, four of our customers accounted for 12%, 12%, 11% and 10%, respectively, of our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both the three and six months ended June 30, 2007 and which sales accounted for approximately 99% of our revenues in both the three and six months ended June 30, 2006. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Taiwan	45%	51%	44%	44%
South Korea	31%	28%	32%	33%
China/Hong Kong	19%	17%	19%	19%
Japan	3%	3%	3%	3%
United States	1%	—%	1%	—%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

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

We have international branches in South Korea and Taiwan and we have subsidiaries in China and Japan. At June 30, 2007, 41 of our 108 employees were located in our international offices. These offices provide marketing support to our customers. Our South Korea and Japan offices also perform product development activities.

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

Generally, the average selling price of our products will decline over the life of the product. Our experience to date is that the decline has not had a material effect on our gross margins, as price reductions have been mitigated by lower per unit costs associated with both high unit volume and the transition of our products to smaller process geometries. Our video decoder and LCD display products that are sold into consumer applications are subject to the seasonality connected with the consumer market. As a result, revenues from these products are lower in the first calendar quarter of the year. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions that observe the Lunar New Year holiday. Typically, our customers are closed for a week or more during the extended holiday period, which negatively impacts our business. As a result of seasonality associated with the consumer market and our customer concentration in Asia, we expect our revenues to be lower in the first calendar quarter of each year.

Our revenues increased by 15% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 but our net income decreased to $2.6 million for the three months ended June 30, 2007 from $2.9 million for the three months ended June 30, 2006 primarily as a result of higher income taxes in 2007. Our revenues increased by 25% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and net income increased to $5.1 million for the six months ended June 30, 2007 from $3.9 million for the six months ended June 30, 2006. We had an accumulated deficit of $4.9 million as of June 30, 2007 and we may not be able to maintain our recent growth and profitability. In the past, we have been able to utilize our net operating loss carryforwards to offset our taxable income and thereby reduce our income taxes otherwise payable. However, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Internal Revenue Code, or the Code. Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

We believe the following critical accounting policies require our more significant judgments used in the preparation of our condensed consolidated financial statements.

Revenue Recognition.   Revenues from product sales are recognized upon shipment, provided title and risk of loss has passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is probable. We do not allow for price protection or stock rotation rights with any of our distributors. If we change our practice and allow stock rotation or price protection in the future, we would have to evaluate the consequences on the timing of our revenue recognition, which could lead to the deferral of the revenues subject to such uncertainties unless reasonable estimates can be made at the time of shipment.

Warranty.   We offer an 18 month product replacement warranty against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on the rate of return for the prior 18 months. As a consequence of standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been significant in the fiscal periods presented. If our future experience with warranty costs differs significantly from our historical experience, we would need to exercise increased judgment in determining the appropriate warranty accrual.

Inventory Valuation.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence, and write-off units that are unlikely to be sold based upon a six months’ demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-off, resulting in an increase in gross profit.

Accounting for Income Taxes.   We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At June 30, 2007, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals. To assess the likelihood that our deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed.

At June 30, 2007 based on the available objective evidence, we believed it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continued to provide a full valuation allowance against our net deferred tax assets at June 30, 2007. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We have not been under the examination of U.S. federal, state or other foreign jurisdictions.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  As a result of the implementation of FIN No. 48, we recognized an increase in the liability for unrecognized tax benefits of approximately $0.2 million and a decrease in the related valuation allowance of same amount.  Therefore upon implementation of FIN No. 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. For the three and six months ended June 30, 2007, we did not recognize any interest or penalties related to unrecognized tax benefits.

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values and recognize that expense over the required service period. Prior to our adoption of SFAS No. 123(R), we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25.

We adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and six months ended June 30, 2007 and 2006, stock-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion 25.

For options granted after January 1, 2006, and valued in accordance with SFAS No. 123(R), we use the straight-line method for expense attribution. For options granted prior to January 1, 2006, we use the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options.

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. Since our stock has been actively traded for only a short period of time, we use the simplified calculation of expected term described in Staff Accounting Bulletin No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on our historical forfeiture experience and is estimated at 10%.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term in years	6.08	6.08	6.08	6.08
Risk-free interest rate	4.65%	5.0%	4.60 – 4.65%	4.55% – 5.0%
Expected volatility	68.4%	73.8%	68.4 – 70.6%	73.8% – 74.1%
Dividend yield	0%	0%	0%	0%

Compensation expense for restricted stock awards is determined using the fair value of Techwell’s stock on the date of the grant and is recognized on a straight-line basis over the service period.

Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee’s job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock options and restricted stock awards in future periods primarily as a result of our adoption of SFAS No. 123(R).

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated Statement of Operations Data:	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	40.6	40.9	41.7	43.1
Gross margin	59.4	59.1	58.3	56.9

Operating expenses:
Research and development*	19.5	19.2	18.0	21.9
Selling, general and administrative*	19.5	14.7	19.9	16.4

Total operating expenses	39.0	33.9	37.9	38.3

Income from operations	20.4	25.2	20.4	18.6
Interest income	5.0	1.9	5.0	1.8

Income before income taxes	25.4	27.1	25.4	20.4
Income taxes	7.5	4.6	7.3	3.3
Net Income	17.9%	22.5%	18.1%	17.1%

(*)  Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of revenues	0.5%	0.2%	0.4%	0.2%
Research and development	3.5	1.1	3.0	3.3
Selling, general and administrative	4.0	2.0	3.5	2.1

Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Security Surveillance(1)	$9,095	$5,711	$18,003	$10,663
Video Decoders(2)	3,883	5,445	6,522	9,097
LCD Display(3)	1,527	1,288	3,134	2,280
Other(4)	238	356	601	561
Total	$14,743	$12,800	$28,260	$22,601

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

(4)             Consists of early generation mixed signal semiconductors for digital video and PCI video decoder products.

Comparisons of the Three Months Ended June 30, 2007 and 2006

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: video decoder, security surveillance and LCD display. All of our sales are denominated in U.S. dollars.

Revenues were $14.7 million for the three months ended June 30, 2007 and $12.8 million for the three months ended June 30, 2006, an increase of 15%. Revenues from our security surveillance products increased approximately $3.4 million, or 59%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of the increased revenues from our integrated four-in-one security surveillance products. Revenues from video decoder products decreased approximately $1.6 million, or 29%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of a general decrease in demand for our video decoders due to a lack of integrated audio functionality. Additionally,  sales of our general-purpose video decoders have been impacted by the shift to application specific products specifically designed for the LCD display and security surveillance markets. We intend to add integrated audio functionality to our general purpose decoders in the near term. Revenues from of our LCD display products increased approximately $0.2 million, or 19%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of the increase in vehicles installed with LCD displays attributable to earlier design wins in the automotive market. Other revenues decreased $0.1 million, or 33%, in the three months ended June 30, 2007 compared with the three months ended June 30, 2006, primarily as a result of decreased sales of our PCI video decoder products.

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

Gross profit was $8.8 million for the three months ended June 30, 2007 and $7.6 million for the three months ended June 30, 2006, an increase of 16%. Gross margin was 59% for both the three months ended June 30, 2007 and 2006. The gross margin for the three months ended June 30, 2007 was favorably impacted by reduced materials costs partially attributable to increased volume purchases and the transition of our products to lower process geometries in the first quarter of 2007. The gross margin for the three months ended June 30, 2006 was favorably impacted by $0.3 million from sales of inventory that had been previously written-off.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million and less than $0.1 million in the three months ended June 30, 2007 and 2006, respectively.

Research and Development.     Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development, testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs may cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in 2007 as we increase our investment in developing new products.

Research and development expenses were $2.9 million, or 20% of revenues, for the three months ended June 30, 2007 and $2.5 million, or 19% of revenues, for the three months ended June 30, 2006, an increase in absolute dollars of 17%.  This increase primarily reflects increased compensation related expenses of approximately $0.4 million primarily as a result of stock-based compensation expense.

We incurred stock-based compensation expense associated with research and development personnel of $0.5 million and $0.1 million in the three months ended June 30, 2007 and 2006, respectively.

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

Selling, general and administrative expenses were $2.9 million, or 20% of revenues, for the three months ended June 30, 2007 and $1.9 million, or 15% of revenues, for the three months ended June 30, 2006, an increase of 53%. The increase in expense was primarily due to $0.5 million in compensation related expenses primarily associated with stock-based compensation, $0.2 million in insurance and administrative fees reflecting costs associated with being a public company, $0.2 million associated with our foreign branches and our subsidiaries in China and Japan and $0.1 million in professional services expenses primarily for audit, tax and legal services. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel and expand our sales and marketing efforts. Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as growth in our information technology infrastructure and increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.6 million and $0.3 million in the three months ended June 30, 2007 and 2006, respectively.

Interest Income.     Interest income was $0.7 million for the three months ended June 30, 2007 and $0.3 million for the three months ended June 30, 2006, an increase of 193%. The increase was primarily due to higher cash, cash equivalent and investment balances primarily as a result of our initial public offering in June 2006 and income from operations and higher interest rates in the three months ended June 30, 2007.

Income Taxes.     Our provision for income taxes was $1.1 million for the three months ended June 30, 2007 and $0.6 million for the three months ended June 30, 2006. The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits. Our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. As a result of these factors, our effective tax rate increased to approximately 30% in the three months ended June 30, 2007.

Comparisons of the Six Months Ended June 30, 2007 and 2006

Revenues.    Revenues were $28.3 million for the six months ended June 30, 2007 and $22.6 million for the six months ended June 30, 2006, an increase of 25%.  Revenues from our security surveillance products increased approximately $7.3 million, or 69%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of the increase in sales of our integrated four-in-one security surveillance products.  Revenues from video decoder products decreased approximately $2.6 million, or 28%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of a general decrease in demand for our decoders due to a lack of integrated audio functionality. Additionally, sales of our general-purpose video decoders have been impacted by the shift to application specific products specifically designed for the LCD display and security surveillance markets. Revenues from of our LCD display products increased by $0.9 million, or 38%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of the increase in vehicles installed with LCD displays attributable to earlier design wins in the automotive market. Other revenues increased less than $0.1 million, or 7%, in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, primarily as a result of increased sales of our PCI video decoder products.

Gross Profit and Gross Margin.   Gross profit was $16.5 million for the six months ended June 30, 2007 and $12.9 million for the six months ended June 30, 2006, an increase of 28%.  Gross margin was 58% for the six months ended June 30, 2007 increasing from 57% for the six months ended June 30, 2006.  The increase in gross margin was primarily a result of reduced materials costs and production costs in the six months ended June 30, 2007 compared to the same period in 2006 partially attributable to increased volume purchases and the transition of our products to lower process geometries in the first quarter of 2007.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million and less than $0.1 million in the six months ended June 30, 2007 and 2006, respectively.

Research and Development.   Research and development expenses were $5.1 million, or 18% of revenues, for the six months ended June 30, 2007 and $5.0 million, or 22% of revenues, for the six months ended June 30, 2006.  The increase in expenses was primarily due to $0.2 million of compensation related expenses attributable to the increase in engineering headcount and stock-based compensation and $0.1 million of increased expenses associated with our new subsidiary in Japan. These increases in expenses are partially offset by a decrease of $0.1 million in tape-out expenses that are not incurred uniformly every quarter.

We incurred stock-based compensation expense associated with research and development personnel of $0.8 million and $0.7 million in the six months ended June 30, 2007 and 2006, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses were $5.6 million, or 20% of revenues, for the six months ended June 30, 2007 and $3.7 million, or 16% of revenues, for the six months ended June 30, 2006.  The increase in expense was primarily due to $0.7 million in compensation related expenses primarily associated with stock-based compensation, $0.3 million in insurance and administrative fees reflecting costs associated with being a public company, $0.3 million associated with our foreign branches and our subsidiaries in China and Japan and $0.2 million in professional services expenses primarily for audit, tax and legal services.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $1.0 million and $0.5 million the six months ended June 30, 2007 and 2006, respectively.

Interest Income.     Interest income was $1.4 million for the six months ended June 30, 2007 and $0.4 million for the six months ended June 30, 2006.  The increase was due to higher cash, cash equivalent and investment balances as a result of our initial public offering and higher interest rates in the six months ended June 30, 2007.

Income Taxes.     Our provision for income taxes was $2.1 million for the six months ended June 30, 2007 and $0.8 million for the six months ended June 30, 2006.  The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits.  Our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. As a result of these factors, our effective tax rate increased to approximately 29% in the six months ended June 30, 2007.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and our cash flows from operations. Our cash and cash equivalents and short-term investments were $52.3 million as of June 30, 2007.

Net cash provided by operating activities was $6.3 million in the six months ended June 30, 2007.  The net cash provided by our operating activities in the six months ended June 30, 2007 was primarily due to our net income of $5.1 million and a decrease in our accounts receivable of $0.3 million attributable to the timing of customer collections which was offset by a decrease in accounts payable and accrued liabilities of $1.5 million primarily attributable to a reduced compensation related liability which is accrued throughout the year and paid subsequent to year end and an increase in prepaid expenses of $0.3 million associated with a tax asset, an increase in inventory of $0.2 million to support an increase in revenues  and an increase in other assets of $0.1 million attributable to new lease deposits. We incurred non-cash expenses of $1.9 million for stock-based compensation expense and $0.2 million in depreciation expense in the six months ended June 30, 2007.  We also recognized a tax benefit of $0.9 million attributable to our employee equity incentive plans.

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

Net cash used in investing activities was $6.9 million in the six months ended June 30, 2007 reflecting purchases of investments of $42.9 million and capital purchases of $0.4 million offset by maturities of investments of $36.4 million. Net cash used in our investing activities was $17.2 million in the six months ended June 30, 2006 reflecting purchases of investments of $19.3 million and capital purchases of $0.2 million offset by maturities of investments of $2.3 million.

Net cash provided by our financing activities was $0.5 million in the six months ended June 30, 2007 and consisted of proceeds from the exercise of stock options. Net cash provided by financing activities was $19.5 million in the six months ended June 30, 2006 and consisted of proceeds from our initial stock offering net of underwriting discounts, commissions and offering costs of $19.3 million and proceeds from the exercise of stock options of $0.3 million.

We believe our existing cash and cash equivalents and investments balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

 Contractual Obligations

As of December 31, 2006, we had $1.9 million of total future minimum lease obligations. The following table identifies our commitments to settle contractual obligations as of June 30, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Minimum Lease Obligations	$1,795	$633	$1,002	$160	$—
Purchase Obligations	2,379	2,379	—	—	—
Total Obligations	$4,174	$3,012	$1,002	$160	$—

This table excludes the liability for unrecognized income tax benefits of $0.2 million through June 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, or SFAS No. 159, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are evaluating the potential impact of SFAS No. 159 on our results of operations and financial position.

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

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Taiwan, South Korea, Japan and China is the U.S. dollar and our local accounts are maintained in the local currency in Taiwan, South Korea, Japan and China, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. Such fluctuations have not been significant historically and we believe that a 10% change in exchange rates would not have a significant impact on our operating expenses.

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

•                     uncertain demand in the consumer and automotive markets for our products;

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. As of June 30, 2007, we had an accumulated deficit of approximately $4.9 million. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our effective tax rate will increase in the near term, which will harm our financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at December 31, 2006, we had federal and state tax net operating loss carryforwards of approximately $6.7 million and $3.2 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Code. Our plans for continued international expansion may further limit our ability to utilize our net operating loss carryforwards as our net income increases. Our effective tax rate for the years ended December 31, 2006 and 2005 was 8.9% and 3.4%, respectively. As a result of the factors discussed above, we anticipate the effective tax rate for fiscal 2007 to be in excess of 25%. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We are experiencing a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development as well as increase our selling and marketing efforts. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively:

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

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for both the three and six months ended June 30, 2007.  The percentage of our revenues attributable to sales to customers in Asia was approximately 99% for both the three and six months ended June 30, 2006. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through distributors. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 79% of our revenues in 2006 and 67% of our revenues in the six months ended June 30, 2007.

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

Our industry is characterized by frequent litigation regarding patent and other intellectual property rights. In September 2000, we received a letter from another entity claiming to have patents in certain technology and inviting us to take a license under these patents that apply to comb filters, phase demodulation, oversampling and interpolation or scaling and deinterlacing. This third party, however, has failed to specify which of our products or technologies allegedly infringe on its patents. We cannot assess the potential impact on our business because we cannot currently identify which of our products and technologies, if any, might be impacted by the potential claim. Our discussions with this third party are ongoing. We also were a party to an administrative proceeding in front of the intellectual property tribunal in South Korea in which another party unsuccessfully sought a determination that our TW2824 and TW2834 products infringed a South Korean patent allegedly held by that party. We have certain indemnification obligations to customers under our contract development projects with respect to any infringement of third-party patents and intellectual property rights by our products. If a lawsuit were to be filed against us in connection with an offer to license technology or claims of infringement, our business would be harmed.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended June 30, 2007, the closing price of our stock ranged from a low of $12.30 on May 17, 2007 to a high of $15.25 on June 21, 2007. In addition, the stock market in general has, and The Nasdaq Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

We believe that our existing cash and cash equivalents and our investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2007, we had 20,811,194 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at our principal executive offices in San Jose, California on June 11, 2007. Six incumbent directors were re-elected to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified. The results of this election are as follows:

Name of Director	Votes for (shares)	Votes against (shares)
Fumihiro Kozato	17,176,634	69,638
Robert D. Cochran	16,937,356	308,916
Richard H. Kimball	16,869,802	376,470
Dr. C.J. Koomen	17,089,321	156,951
Justine Lien	17,156,801	89,471
Dr. Phillip Salsbury	17,089,321	156,951

On a proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year, there were 17,244,571 votes cast in favor, 1,701 votes cast against and no abstentions.

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

Dated: August 9, 2007

/s/ Fumihiro Kozato
Fumihiro Kozato
Chief Executive Officer

Dated: August 9, 2007

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration and Chief Financial Officer