Form 10-Q
period 2007-09-30
TECHWELL INC
filed 2007-11-09
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of October 31, 2007, 20,881,205 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECHWELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$21,945	$13,201
Short-term investments	37,186	36,364
Total cash, cash equivalents and short-term investments	59,131	49,565
Accounts receivable	1,946	2,765
Inventory	4,529	4,584
Prepaid expenses and other current assets	1,382	1,406
Total current assets	66,988	58,320
Property and equipment, net	1,389	625
Long-term investments	6,281	4,963
Deferred income taxes	5,133	—
Other assets	168	85
Total assets	$79,959	$63,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,205	$3,503
Accrued liabilities	2,690	3,344
Income taxes payable	1,490	—
Total current liabilities	7,385	6,847
Deferred rent	202	—
Total liabilities	7,587	6,847

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 20,837,319 shares and 20,528,468 shares outstanding, respectively	21	21
Additional paid-in capital	72,090	67,734
Deferred stock-based compensation	(225)	(546)
Accumulated other comprehensive loss	(11)	(39)
Retained earnings (accumulated deficit)	497	(10,024)
Total stockholders’ equity	72,372	57,146
Total liabilities and stockholders’ equity	$79,959	$63,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$15,122	$15,101	$43,382	$37,702

Cost of revenues	6,048	6,374	17,828	16,112

Gross profit	9,074	8,727	25,554	21,590

Operating expenses:
Research and development	3,496	2,033	8,581	6,984
Selling, general and administrative	3,135	2,362	8,767	6,064
Total operating expenses	6,631	4,395	17,348	13,048

Income from operations	2,443	4,332	8,206	8,542
Interest income	819	617	2,235	1,024

Income before income taxes	3,262	4,949	10,441	9,566
Income tax (benefit) provision	(2,154)	440	(80)	1,194

Net income	$5,416	$4,509	$10,521	$8,372

Basic net income per share	$0.26	$0.22	$0.51	$0.82
Diluted net income per share	$0.25	$0.21	$0.48	$0.42

Weighed average shares used in computing net income per share:
Basic	20,822	20,093	20,741	10,213
Diluted	21,768	21,787	21,795	19,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,521	$8,372

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	237
Stock-based compensation	3,243	1,788
Tax benefit from employee equity incentive plan	887	190
Excess tax benefit from stock-based compensation	—	(22)
Changes in assets and liabilities:
Accounts receivable	819	777
Inventory	55	(3,080)
Prepaid expenses and other current assets	24	(359)
Deferred income taxes	(5,133)	—
Other assets	(83)	(22)
Accounts payable	(426)	4,024
Accrued liabilities	(821)	1,398
Income taxes payable	1,490	283
Deferred rent	202	(41)
Net cash provided by operating activities	11,103	13,545
Cash flows from investing activities:
Purchase of property and equipment	(794)	(348)
Purchase of investments	(77,210)	(63,956)
Proceeds from maturities of investments	75,098	32,392
Net cash used in investing activities	(2,906)	(31,912)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	—	19,458
Proceeds from exercise of stock options	547	294
Excess tax benefit from stock-based compensation	—	22
Net cash provided by financing activities	547	19,774
Net increase in cash and cash equivalents	8,744	1,407
Cash and cash equivalents at beginning of period	13,201	15,982
Cash and cash equivalents at end of period	$21,945	$17,389

Supplemental cash flow information—income taxes paid	$2,300	$695

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$—	$94
Accrued equipment purchases	$295	$33

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Background and Basis of Presentation

The Company

Techwell, Inc. (“Techwell” or the “Company”) was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006.  Techwell is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance, automotive and consumer markets.

The Company’s international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan.  These offices provide marketing support to customers. The South Korea and Japan offices are also involved in product development.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic high technology industry and changes in any of the following areas could have a material adverse effect on the Company’s financial position and results of operations: unpredictable volume and timing of customer orders, which are not fixed by contract; loss of one or more of its customers; decrease in the overall average selling prices of its products; changes in the relative sales mix of its products; changes in its cost of finished goods; the availability, pricing and timeliness of delivery of other components used in the Company’s customers’ products; the Company’s customers’ sales outlook, purchasing patterns and inventory adjustments based on demand and general economic conditions; product obsolescence and the Company’s ability to manage product transitions; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; and the timing of new product announcements or introductions by the Company or by its competitors.

Note 2.  Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors.  At September 30, 2007, the total number of shares available for issuance under the Plans is 1,509,763.  Stock options and awards granted under the Plans may have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans. At September 30, 2007, 33,334 shares exercised prior to vesting are subject to repurchase by the Company.

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

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006.  Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, continues to be recognized as the options vest.  Accordingly, for the three and nine months ended September 30, 2007 and 2006, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$77	$35	$193	$72
Research and development	579	174	1,414	909
Selling, general and administrative	660	342	1,637	807
Related tax effect	(141)	(34)	(582)	(60)
Total stock-based compensation expense	$1,175	$517	$2,662	$1,728

Total compensation cost attributable to activities capitalized into inventory was not significant in all periods presented.  Stock-based compensation expense in the nine months ended September 30, 2006 includes $0.6 million for immediately vested options granted to consultants.

SFAS No. 123(R) requires the cash flows from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for these options (excess tax benefits) to be classified as cash from financing activities.

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	20,860	20,162	20,787	10,290
Weighted average shares subject to repurchase	(38)	(69)	(46)	(77)
Shares used to calculate basic net income per share	20,822	20,093	20,741	10,213
Effect of dilutive securities:
Convertible preferred stock	—	—	—	7,866
Common stock options and restricted stock awards	946	1,694	1,054	1,715
Dilutive potential common stock	946	1,694	1,054	9,581
Shares used to calculate dilutive net income per share	21,768	21,787	21,795	19,794

The completion of the Company’s initial public offering (“IPO”) in June 2006 resulted in the conversion to common stock of all outstanding shares of convertible preferred stock.  As a consequence, the shares used to calculate basic net income per share have increased by the weighted average impact of the 12,777,118 common shares issued on conversion of the convertible preferred stock and the 2,540,225 shares issued in the IPO and 130,000 shares of common stock issued in July 2006 following the underwriters’ partial exercise of their over-allotment option related to the IPO.

Note 4.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS No. 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of September 30, 2007, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals.

As required under the provisions of SFAS No.109, the Company assessed the recoverability of its deferred tax assets as of September 30, 2007. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As a result of this assessment in which the Company considered its recent history of consecutive profitable quarters and anticipated profit in future periods, the Company released the valuation allowance recorded against its deferred tax assets of approximately $5.5 million as it believes that it is more likely than not the deferred tax assets will be realized in the future.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or foreign jurisdictions.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $0.2 million in the liability for unrecognized tax benefits and a decrease in the related valuation allowance of the same amount.  Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits in its operating expenses. For the three and nine months ended September 30, 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109. In the three and nine months ended September 30, 2007, the effective tax rate differed from the statutory federal income tax rate primarily because the Company recognized a benefit as a result of the release of the valuation allowance for the deferred tax assets and the Company utilized prior net operating losses to offset taxable income.  In the three and nine months ended September 30, 2006, the effective tax rate differed from the statutory federal income tax rate primarily because the Company utilized prior net operating losses to offset taxable income in the period.

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

The change in unrealized losses on investments, net of tax, in the three and nine months ended September 30, 2007 was a decrease of $40,000 and $28,000, respectively. The change in unrealized losses on investments, net of tax, in the three and nine months ended September 30, 2006 was an increase of $1,000 and $14,000, respectively.

Note 6.  Details of Certain Balance Sheet Components

Inventory (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$2,371	$1,702
Work in process	2,158	2,882

	$4,529	$4,584

Property and equipment, net (in thousands):

	September 30, 2007	December 31, 2006
Equipment	$1,595	$1,029
Software	450	215
Furniture and fixtures	259	317
Leasehold improvements	411	146

	2,715	1,707
Less accumulated depreciation and amortization	(1,326)	(1,082)

	$1,389	$625

Accrued liabilities (in thousands):

	September 30, 2007	December 31, 2006
Accrued compensation	$1,125	$1,988
Accrued inventory purchases	293	279
Customer advances	258	325
Legal and professional services fees	246	271
Exercise of unvested stock options	74	110
Accrued equipment purchases	167	—
Accrued tape-out expense	135	6
Other	392	365

	$2,690	$3,344

Note 7.  Segment Information

As defined by the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications in the security surveillance, automotive and consumer markets. The Company’s chief operating decision maker is its chief executive officer.

The percentages of total revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Taiwan	41%	48%	43%	45%
South Korea	28	26	31	30
China/Hong Kong	26	21	21	20
Japan	3	4	3	3
United States	1	1	1	1
Other	1	—	1	1
Total	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Security Surveillance(1)	$10,247	$7,333	$28,250	$17,996
Video Decoders(2)	3,320	5,667	9,842	14,764
LCD Display(3)	1,293	2,001	4,427	4,281
Other(4)	262	100	863	661
Total	$15,122	$15,101	$43,382	$37,702

(1)           Consists of application specific products designed for use in security surveillance systems.

(2)                                  Consists of general purpose video decoders designed for use in the security surveillance, automotive and consumer markets. Revenues from general purpose video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)           Consists of application specific products designed for use in LCD displays.

(4)                                  Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	September 30, 2007	December 31, 2006
United States	$1,138	$544
Taiwan	65	64
South Korea	51	12
Japan	90	—
China	45	5

Total	$1,389	$625

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at			Revenues
	September 30,		December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2007		2006	2007	2006	2007	2006
A	*	%	16%	24%	16%	19%	14%
B	*		14	*	11	*	*
C	14		*	*	*	*	*
D	13		*	*	*	*	*
E	23		27	12	*	*	*
F	*		*	11	17	*	14
G	12		*	*	*	*	*
H	12		*	*	*	*	*

*   less than 10%

Note 8.  Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides legal services to the Company. The Company incurred fees of nil and $21,000 from this law firm for legal services in the three months ended September 30, 2007 and 2006, respectively. The Company incurred fees of $12,000 and $101,000 to this law firm for legal services in the nine months ended September 30, 2007 and 2006, respectively.  The amount payable to this law firm was $3,000 at September 30, 2007 and $17,000 at December 31, 2006.  This Board member also receives compensation in accordance with the Company’s compensation program for non-employee directors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2007 and our audited consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

This Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and profitability, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated tax rate, our intention to add integrated audio functionality to our general purpose decoders, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

These forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the security surveillance, automotive and consumer markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customers, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the risks set forth under PART II – OTHER INFORMATION,  Item 1A. “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Techwell,” “we,” “us” or “our” mean Techwell, Inc.

Techwell is our registered trademark. We also refer to trademarks of other corporations and organizations in this
Form 10-Q.

Overview

        We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance, automotive and consumer markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include advanced TVs, multifunction LCD monitors, DVD recorders, camcorders, security surveillance systems and in-car displays. These applications receive analog video signals commonly generated by over-the-air TV broadcasts, by consumer electronics devices such as set-top boxes, DVD players, VCRs and camcorders and by surveillance cameras. We design both general purpose and application specific products that enable the conversion of analog video sources to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 20 different products in the quarter ended September 30, 2007.

We have three principal semiconductor product lines: security surveillance products, liquid crystal display, or LCD, products and video decoder products. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras.  For example, we integrate multiple video decoders into a single semiconductor.  As a result, this semiconductor is able to receive and decode analog video signal from multiple cameras into a standard digital format.  In addition, we integrate a multiplexer, a key technology required to combine multiple video signals into a single video signal.  In 2006, we introduced two new security surveillance products, each of which includes four video decoders and a system controller on a single semiconductor. We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet.  We currently sell our security surveillance products to customers for the following applications:  embedded digital video recorders, or DVRs, PC-based DVRs, network video recorders, or NVRs and multiplexers.

Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display.  We have targeted our initial products for applications in the automotive markets.  Our first products in this market provided customers with an integrated video decoder and LCD display processor for  LCD display panels in vehicles that provide rear seat entertainment.  In the first quarter of 2007, we introduced our first two new LCD display processors that can be used in navigation systems for front seat consoles in the automotive market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

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

Although our revenues have grown rapidly in a short period of time, we do not expect to achieve similar growth rates in the future. We currently expect to increase our expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the security surveillance, automotive and consumer markets. The growth of our target markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our target markets, can cause our revenue growth to be inconsistent.

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

We sell our products to a limited number of distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs.  In 2006, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. In the nine months ended September 30, 2007, we derived approximately 68% of our revenues from products sold to distributors and 32% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 84% and 81% of our revenues from our ten largest customers in the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007, three of our customers accounted for 24%, 12% and 11%, respectively, of our revenues. For the three months ended September 30, 2006, three of our customers accounted for 17%, 16% and 11%, respectively, of our revenues. For the nine months ended September 30, 2007, one of our customers accounted for 19% of our revenues.  For the nine months ended September 30, 2006, two of our customers each accounted for 14% of our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both the three and nine months ended September 30, 2007 compared to approximately 99% and 98% of our revenues in the three and nine months ended September 30, 2006, respectively. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Taiwan	41%	48%	43%	45%
South Korea	28	26	31	30
China/Hong Kong	26	21	21	20
Japan	3	4	3	3
United States	1	1	1	1
Other	1	—	1	1
Total	100%	100%	100%	100%

We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the electronic devices that use our integrated circuits, or ICs, are manufactured. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. However, all of our sales, substantially all of our cost of revenues and a majority of our operating expenses are denominated in U.S. dollars. As a consequence, we believe that our overall exposure to foreign exchange risk is low.

We have international branches in South Korea and Taiwan and we have subsidiaries in China and Japan. At September 30, 2007, 51 of our 125 employees were located in our international offices. These offices provide marketing support to our customers. Our South Korea and Japan offices also perform product development activities.

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

Our revenues increased by 15% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 but our revenues were flat for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our net income increased to $5.4 million for the three months ended September 30, 2007 from $4.5 million for the three months ended September 30, 2006, primarily as a result of an income tax benefit related to the release of a valuation allowance on our deferred income taxes. We may not be able to maintain our recent growth and profitability and our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

Revenue Recognition.   Revenues from product sales are recognized upon shipment, provided that title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is probable. We do not allow for price protection or stock rotation rights with any of our distributors. If we change our practice and allow stock rotation or price protection in the future, we would have to evaluate the consequences on the timing of our revenue recognition, which could lead to the deferral of the revenues subject to such uncertainties unless reasonable estimates can be made at the time of shipment.

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

Accounting for Income Taxes.   We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At September 30, 2007, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards and expense accruals.

As required under the provisions of SFAS No. 109, we assessed the recoverability of our deferred tax assets as of September 30, 2007. To assess the likelihood that the deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As a result of this assessment in which we considered our recent history of consecutive profitable quarters and anticipated profit in future periods, we released the valuation allowance recorded against our deferred tax assets of approximately $5.5 million.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We have not been under the examination of U.S. federal, state or other foreign jurisdictions.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  As a result of the implementation of FIN No. 48, we recognized an increase in the liability for unrecognized tax benefits of approximately $0.2 million and a decrease in the related valuation allowance of same amount.  Therefore upon implementation of FIN No. 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. For the three and nine months ended September 30, 2007, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

We adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and nine months ended September 30, 2007 and 2006, stock-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion 25.

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

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. Since our stock has been actively traded for only a short period of time, we use the simplified calculation of expected term described in Staff Accounting Bulletin No. 107 and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on our historical forfeiture experience and is estimated at 10% for all periods presented.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term in years	6.08	6.08	6.08	6.08
Risk-free interest rate	4.78%	4.85%	4.60 – 4.78%	4.55% - 5.0%
Expected volatility	67.0%	72.6%	67.0 – 70.6%	72.6% - 74.1%
Dividend yield	0%	0%	0%	0%

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statement of Operations Data:	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	40.0	42.2	41.1	42.7
Gross margin	60.0	57.8	58.9	57.3

Operating expenses:
Research and development*	23.1	13.5	19.8	18.5
Selling, general and administrative*	20.7	15.6	20.2	16.1

Total operating expenses	43.8	29.1	40.0	34.6

Income from operations	16.2	28.7	18.9	22.7
Interest income	5.4	4.1	5.2	2.7

Income before income taxes	21.6	32.8	24.1	25.4
Income tax (benefit) provision	(14.2)	2.9	(0.2)	3.2
Net income	35.8%	29.9%	24.3%	22.2%

(*)  Percentages include stock-based compensation.

The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of revenues	0.5%	0.2%	0.4%	0.2%
Research and development	3.8	1.2	3.3	2.4
Selling, general and administrative	4.4	2.3	3.8	2.1

Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Security Surveillance(1)	$10,247	$7,333	$28,250	$17,996
Video Decoders(2)	3,320	5,667	9,842	14,764
LCD Display(3)	1,293	2,001	4,427	4,281
Other(4)	262	100	863	661
Total	$15,122	$15,101	$43,382	$37,702

(1)             Consists of application specific products designed for use in security surveillance systems.

(2)             Consists of general purpose video decoders designed for use in the security surveillance, automotive and consumer markets. Revenues from general purpose video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)             Consists of application specific products designed for use in LCD displays.

(4)             Consists of early generation mixed signal semiconductors for digital video and PCI video decoder products.

Comparisons of the Three Months Ended September 30, 2007 and 2006

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, LCD display and video decoders. All of our sales are denominated in U.S. dollars.

Revenues were $15.1 million for both the three months ended September 30, 2007 and  the three months ended September 30, 2006. Revenues from our security surveillance products were $10.2 million, an increase of approximately $2.9 million, or 40%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of the increase in sales of our integrated four-in-one security surveillance products. Revenues from our LCD display products were $1.3 million, a decrease of approximately $0.7 million, or 35%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of reduced sales to our customers in the automotive market that install LCD displays in vehicles due to the level of our product they hold in inventory relative to their end-user demand. We expect these customer inventory issues to continue throughout the remainder of 2007 and as a result will likely see weak order volume until the inventory issue is mitigated.  Revenues from video decoder products were $3.3 million, a decrease of approximately $2.3 million, or 41%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Our general purpose video decoder revenues have been impacted by the transition to integrated application specific products specifically designed for the LCD display and security surveillance markets. Our video decoder revenues have also been impacted by the delayed introduction of our integrated audio/video decoder product that we now expect to be released in 2008.  Other revenues were $0.3 million, an increase of $0.2 million, or 162%, in the three months ended September 30, 2007 compared with the three months ended September 30, 2006, primarily as a result of increased sales of our PCI video decoder products.

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

Gross profit was $9.1 million for the three months ended September 30, 2007 and $8.7 million for the three months ended September 30, 2006, an increase of 4%. Gross margin was 60% for the three months ended September 30, 2007 and 58% for the three months ended September 30, 2006. The gross margin for the three months ended September 30, 2007 was favorably impacted by cost savings from reduced materials costs partially attributable to increased volume purchases and the increasing transition of our products to smaller geometry process technologies that has occurred throughout 2007.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million and less than $0.1 million in the three months ended September 30, 2007 and 2006, respectively.

Research and Development.     Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development, testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs attributable to new product development may cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in 2007 as we increase our investment in developing new products.

Research and development expenses were $3.5 million, or 23% of revenues, for the three months ended September 30, 2007 and $2.0 million, or 14% of revenues, for the three months ended September 30, 2006, an increase of 72%.  This increase primarily reflects $0.8 million of tape-out expenses that are not incurred uniformly each quarter and that have increased with our migration to smaller geometry process technologies, compensation related expenses of approximately $0.4 million primarily as a result of stock-based compensation expense and $0.2 million of expenses associated with development efforts by outside consultants.

We incurred stock-based compensation expense associated with research and development personnel of $0.6 million and $0.2 million in the three months ended September 30, 2007 and 2006, respectively.

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

Selling, general and administrative expenses were $3.1 million, or 21% of revenues, for the three months ended September 30, 2007 and $2.4 million, or 16% of revenues, for the three months ended September 30, 2006, an increase of 33%. The increase in expense was primarily due to $0.4 million in compensation related expenses primarily associated with stock-based compensation, $0.3 million associated with our foreign branches and our subsidiaries in China and Japan and $0.1 million in professional services expenses primarily for audit, tax and legal services. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel and expand our sales and marketing efforts. Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as growth in our information technology infrastructure and increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.7 million and $0.3 million in the three months ended September 30, 2007 and 2006, respectively.

Interest Income.     Interest income was $0.8 million for the three months ended September 30, 2007 and $0.6 million for the three months ended September 30, 2006, an increase of 33%. The increase was primarily due to higher cash, cash equivalent and investment balances primarily as a result of our income from operations and higher interest rates in the three months ended September 30, 2007.

Income Taxes.     A benefit from income taxes of $2.2 million was recorded in the three months ended September 30, 2007. A provision for income taxes of $0.4 million was recorded in the three months ended September 30, 2006.  In the three months ended September 30, 2007, the effective tax rate differed from the statutory federal income tax rate primarily because we recognized a benefit as a result of the release of a valuation allowance on our deferred tax assets and we utilized prior net operating losses to offset taxable income. In the three months ended September 30, 2006, the effective tax rate differed from the statutory federal income tax rate primarily because we utilized prior net operating losses and available tax credits to offset taxable income in the period. We expect our effective tax rate for the current year to be minimal as a result of the release of the valuation allowance.  We expect our effective tax rate to increase significantly beginning in the first quarter of 2008.  However, our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards.

Comparisons of the Nine Months Ended September 30, 2007 and 2006

Revenues.    Revenues were $43.4 million for the nine months ended September 30, 2007 and $37.7 million for the nine months ended September 30, 2006, an increase of 15%.  Revenues from our security surveillance products were $28.3 million, an increase of approximately $10.3 million, or 57%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of the increase in sales of our integrated four-in-one security surveillance products.  Revenues from of our LCD display products were $4.4 million, an increase of $0.1 million, or 3%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as a result of the increase in vehicles installed with LCD displays attributable to earlier design wins in the automotive market. However in the three months ended September 30, 2007,  we experienced reduced sales to our customers in the automotive market that install LCD displays in vehicles due to the level of our product they hold in inventory relative to their end-user demand. Revenues from video decoder products were $9.8 million, a decrease of approximately $4.9 million, or 33%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of the delayed introduction of our integrated audio/video decoder that we now expect to be introduced in 2008. Additionally, our general purpose video decoders revenues have been impacted by the transition to integrated application specific products specifically designed for the LCD display and security surveillance markets. Other revenues were $0.9 million, an increase of $0.2 million, or 30%, in the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, primarily as a result of increased sales of our PCI video decoder products.

Gross Profit and Gross Margin.   Gross profit was $25.6 million for the nine months ended September 30, 2007 and $21.6 million for the nine months ended September 30, 2006, an increase of 18%.  Gross margin was 59% for the nine months ended September 30, 2007 increasing from 57% for the nine months ended September 30, 2006.  The increase in gross margin was primarily a result of reduced materials costs and production costs in the nine months ended September 30, 2007 compared to the same period in 2006 partially attributable to increased volume purchases and the transition of our products to smaller geometry process technologies in the first quarter of 2007.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.2 million and $0.1 million in the nine months ended September 30, 2007 and 2006, respectively.

Research and Development.   Research and development expenses were $8.6 million, or 20% of revenues, for the nine months ended September 30, 2007 and $7.0 million, or 19% of revenues, for the nine months ended September 30, 2006.  The increase in expenses was primarily due to $0.7 million of compensation related expenses attributable to the increase in engineering headcount and stock-based compensation, $0.7 million of tape-out expenses that are not incurred uniformly each quarter and that have increased with our migration to smaller geometry process technologies and expenses of $0.2 million associated with development efforts by outside consultants.

We incurred stock-based compensation expense associated with research and development personnel of $1.4 million and $0.9 million in the nine months ended September 30, 2007 and 2006, respectively primarily as a result of the increase in engineering headcount.

Selling, General and Administrative.  Selling, general and administrative expenses were $8.8 million, or 20% of revenues, for the nine months ended September 30, 2007 and $6.1 million, or 16% of revenues, for the nine months ended

September 30, 2006.  The increase in expense was primarily due to $1.1 million in compensation related expenses primarily associated with stock-based compensation, $0.7 million associated with our foreign branches and our subsidiaries in China and Japan, $0.3 million in insurance and administrative fees reflecting costs associated with being a public company, $0.3 million in professional services expenses primarily for audit, tax and legal services and $0.2 million of promotional expenses to increase customer interest in our products.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $1.6 million and $0.8 million the nine months ended September 30, 2007 and 2006, respectively primarily as a result of the increase in sales personnel in our international operations.

Interest Income.     Interest income was $2.2 million for the nine months ended September 30, 2007 and $1.0 million for the nine months ended September 30, 2006.  The increase was due to higher cash, cash equivalent and investment balances as a result of our initial public offering and higher interest rates in the nine months ended September 30, 2007.

Income Taxes.     A benefit from income taxes of $0.1 million was recorded in the nine months ended September 30, 2007. A provision for income taxes of $1.2 million was recorded in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, the effective tax rate differed from the statutory federal income tax rate primarily because we recognized a benefit as a result of the release of a valuation allowance on our deferred tax assets and we utilized prior net operating losses to offset taxable income.  In the nine months ended September 30, 2006, the effective tax rate differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits.  We expect our effective tax rate for the current year to be minimal as a result of the release of a valuation allowance on our deferred tax assets. We expect our effective tax rate to increase significantly beginning in the first quarter of 2008.  However, our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and our cash flows from operations. Our cash and cash equivalents and both short and long-term investments were $65.4 million as of September 30, 2007.

Net cash provided by operating activities was $11.1 million in the nine months ended September 30, 2007.  The net cash provided by our operating activities in the nine months ended September 30, 2007 was primarily due to our net income of $10.5 million, an increase in income taxes payable of $1.5 million, a decrease in our accounts receivable of $0.8 million attributable to the timing of customer collections and an increase in deferred rent of $0.2 million. These were offset by an increase in deferred income taxes of $5.1 million and a decrease in accounts payable and accrued liabilities of $1.2 million primarily attributable to a reduced compensation related liability which is accrued throughout the year and paid subsequent to year end. We incurred non-cash expenses of $3.2 million for stock-based compensation expense and $0.3 million in depreciation expense in the nine months ended September 30, 2007.  We also recognized a tax benefit of $0.9 million attributable to our employee equity incentive plans.

Net cash provided by operating activities was $13.5 million in the nine months ended September 30, 2006.  The net cash provided by our operating activities in the nine months ended September 30, 2006 was primarily due to our net income of $8.4 million and an increase in accounts payable and accrued liabilities of $5.4 million associated with increasing customer demand as a result of new product introductions and increased sales of existing products, an increase in income taxes payable of $0.3 million and a decrease in accounts receivable of $0.8 million attributable to the timing of customer collections.  These were offset in part by an increase in inventory of $3.1 million in response to increasing customer demand and an increase in prepaid expenses of $0.4 million. We incurred non-cash expenses of $1.8 million for stock-based compensation expenses and $0.2 million in depreciation expenses in the nine months ended September 30, 2006.

Net cash used in investing activities was $2.9 million in the nine months ended September 30, 2007 reflecting purchases of investments of $77.2 million and capital purchases of $0.8 million offset by maturities of investments of $75.1 million. Net cash used in our investing activities was $31.9 million in the nine months ended September 30, 2006 reflecting purchases of investments of $64.0 million and capital purchases of $0.3 million offset by maturities of investments of $32.4 million.

Net cash provided by our financing activities was $0.5 million in the nine months ended September 30, 2007 and consisted of proceeds from the exercise of stock options. Net cash provided by financing activities was $19.8 million in the nine months ended September 30, 2006. The net cash provided by financing activities in the nine months ended September 30, 2006 primarily consisted of proceeds from our initial stock offering net of underwriting discounts, commissions and offering costs of $19.5 million and proceeds from the exercise of stock options of $0.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

As of December 31, 2006, we had $1.9 million of total future minimum lease obligations. The following table identifies our commitments to settle contractual obligations as of September 30, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Minimum Lease Obligations	$1,624	$575	$969	$80	$—
Purchase Obligations	2,909	2,909	—	—	—
Total Obligations	$4,533	$3,484	$969	$80	$—

This table excludes the liability for unrecognized income tax benefits of $0.2 million through September 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short and long-term investments in demand accounts, money market funds, commercial paper, corporate bonds, U.S. government agency securities and auction rate securities which are investment grade securities with a maximum dollar weighted maturity of two years or less. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our interest income.

To date, our international customer agreements have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements and do not currently engage in foreign currency hedging transactions. However, the functional currency of our operations in Taiwan, South Korea, Japan and China is the U.S. dollar and our local accounts are maintained in the local currency in Taiwan, South Korea, Japan and China, respectively, and thus we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. Such fluctuations have not been significant historically and we believe that a 10% change in exchange rates would not have a significant impact on our operating expenses.

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

•                     our customers’ sales outlook, purchasing patterns and inventory adjustments based on demand and general economic conditions;

•                     product obsolescence and our ability to manage product transitions;

•                     our ability to successfully develop, introduce and sell new or enhanced products in a timely manner;

•                     the timing of new product announcements or introductions by us or by our competitors; and

•                     fluctuations in our effective tax rate.

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our effective tax rate will increase in the future, which will harm our financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

If the growth of demand for digital video applications for the security surveillance, automotive and consumer markets does not continue, our ability to increase our revenue could suffer.

Our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance, automotive and consumer markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of our target markets is uncertain and will depend in particular upon:

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

We may enter into agreements with third party vendors to license technologies to integrate into, or complement our own technology or products.

Our future product requirements may require us to license technologies from other companies and integrate such technologies into, or as a complement to, our products. There can be no assurance that we can be successful in integrating these technologies with our products. Additionally, the integration of licensed technology in our products may infringe on other companies’ technologies or could even limit our ability to protect our intellectual property rights in our own products.

Our products are sold into the security surveillance, automotive and consumer markets, and if sales of our semiconductors into these markets decline or do not increase, our business and financial results could suffer.

We sell semiconductors targeted for the security surveillance, automotive and consumer markets. We believe that for the year ended December 31, 2006 more than 80% of our sales were derived from the sale of our products designed for the consumer and security surveillance markets. If sales of semiconductors into these markets decline or do not increase, or if demand slows in these markets generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. For example, at December 31, 2006, we had federal and state tax net operating loss carryforwards of approximately $6.5 million and $3.7 million, respectively. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, we experienced ‘‘ownership changes’’ as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Code. Nevertheless, we expect to utilize a substantial portion of these net operating loss carryforwards in the current year resulting in lower net operating loss carryforwards available for later years. Our plans for continued international expansion may further limit our ability to utilize our remaining net operating loss carryforwards as our net income increases. Our effective tax rate for the years ended December 31, 2006 and 2005 was 8.9% and 3.4%, respectively. Prior to September 30, 2007, we determined that it was not more likely than not that our deferred tax assets would be recovered from future taxable income. Therefore we provided a valuation allowance for our deferred tax assets. At September 30, 2007, we assessed the recoverability of our deferred tax assets. As a result of this assessment, we released the valuation allowance recorded against our deferred tax assets of approximately $5.5 million. We expect our effective tax rate for the current year to be minimal as a result of the release of the valuation allowance on our deferred tax assets. However, we expect our effective tax rate to increase significantly in 2008. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

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

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for both the three and nine months ended September 30, 2007. The percentage of our revenues attributable to sales to customers in Asia was approximately 99% and 98% for the three and nine months ended September 30, 2006, respectively. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Currently, we maintain international sales offices in Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We have also established offices in China, Japan, Taiwan and South Korea, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors located in Asia, including Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

We primarily sell our semiconductors through a limited numbers of distributors, and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

We market and distribute our products primarily through a limited numbers of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 79% of our revenues in 2006 and 68% of our revenues in the nine months ended September 30, 2007. Moreover, one of our distributors represented 19% of our revenues in the nine months ended September 30, 2007

Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current distributors and sales representatives, volume pricing discounts, order cancellations, delays in shipment by one of our major distributors or sales representatives or the failure of our distributors or sales representatives to successfully sell our products.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended September 30, 2007, the closing price of our stock ranged from a low of $8.98 on August 17, 2007 to a high of $14.34 on July 13, 2007. In addition, the stock market in general has, and The Nasdaq Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At September 30, 2007, we had 20,837,319 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

Dated: November 9, 2007

/s/ Fumihiro Kozato
Fumihiro Kozato
Chief Executive Officer

Dated: November 9, 2007

/s/ Mark Voll
Mark Voll
Vice President of Finance and Administration and Chief Financial Officer