Form 10-K
period 2007-12-31
TECHWELL INC
filed 2008-03-12
CIK 1171529

Use these links to rapidly review the document
Table of Contents
ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52014

TECHWELL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0451738 (I.R.S Employer Identification No.)
408 E. Plumeria Drive, San Jose, California (Address of principal executive offices)	95134 (Zip Code)
Registrant's telephone number, including area code: (408) 435-3888

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

         Securities registered pursuant to section 12(g) of the Act:

Title of Class
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2007 as reported by the NASDAQ Global Market on that date, was $197,335,924.

         Number of shares of the registrant's common stock outstanding as of February 29, 2008: 20,969,425, at $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2007 in connection with the solicitation of proxies for the Registrant's 2008 Annual Meeting of Stockholders.

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as "expects," "believes," "intends," "anticipates," "estimates," "plans," "may," or "will," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and profitability, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated tax rate, our intention to add integrated audio functionality to our video decoders, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

        These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, the demand for digital video applications for the security surveillance, automotive consumer and PC markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customer, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the risks set forth under Item 1A. "Risk Factors." Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        In this report all references to "Techwell," "we," "us" or "our" mean Techwell, Inc.

        Techwell is our registered trademark. We also refer to trademarks of other corporations and organizations in this Form 10-K.

PART I

ITEM 1. Business

Overview

        We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple digital video applications in the security surveillance, automotive, consumer and PC markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include security surveillance systems, in-car LCD displays, advanced TVs, multifunction LCD monitors, camcorders, DVD recorders and TV tuner cards. These applications receive analog video signals commonly generated by surveillance cameras, by consumer electronics devices such as set-top boxes, DVD players, VCRs and camcorders, and to a lesser extent by over-the-air TV broadcasts. We design application specific products that are targeted at defined markets that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

Industry Background

Growth in Video Applications Based on Digital Technology

        Video applications based on digital technology are experiencing rapid growth in the security surveillance automotive, consumer and PC markets. This growth is largely attributable to significant improvements in the user experience, including enhanced video quality, increased functionality and reduced form factors as well as the lower cost of such systems.

        The security surveillance market is comprised of systems that receive video from multiple surveillance cameras. Security surveillance systems are increasingly incorporating digital technologies that provide advanced functionalities such as video motion detection, hard disk drive storage, intelligent video content analysis and remote monitoring over the Internet. In addition, a heightened focus on security and declining system prices are driving increased demand for security surveillance systems. Based on our analysis of research data from IMS Research, we believe our addressable market for our video related semiconductors used in DVRs, video servers and multiplexers for security surveillance systems is expected to grow from more than $100 million in 2006 to more than $350 million in 2011, representing a compound annual growth rate of 25%.

        Applications such as navigation, DVD entertainment, enhanced driver information systems and backup cameras are causing the proliferation of in-car LCD displays in the automotive market. These displays are capable of displaying video and graphics signals from a variety of sources, including navigation systems, DVDs, game consoles, TV tuners and cameras. Based on our analysis of research data from Telematics Research Group, we believe our addressable market for our LCD display semiconductor solutions designed for the automotive market is expected to grow from approximately $50 million in 2007 to more than $100 million in 2011, representing a compound annual growth rate of 20%. In addition to being incorporated into new automobiles by manufacturers, these systems are also increasingly being purchased by consumers in the aftermarket.

The Complexity of Video

        To display, store and transport video content, digital video applications receive analog video signals based on multiple standards from a variety of sources. For example, a security surveillance system receives analog video signals from multiple surveillance cameras for storage on a hard disk drive, display on a TV or PC monitor or transport over the Internet. In addition, an in-car LCD display typically receives analog signals from navigation systems, DVDs, game consoles, TV tuners and cameras.

        Video applications such as security surveillance cameras, set-top boxes, VCRs, DVD players, game consoles, and camcorders generate video signals that conform to popular analog video standards such as composite, S-video, component and Syndicate of Radio and Television Manufacturers, or SCART. In addition, Terrestrial TV broadcast stations generate video signals that conform to standards varying by region, with over ten standards and sub-standards utilized worldwide. Examples of these standards include National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM. However, these sources may generate video signals that are off-specification or weak, both of which deteriorate video quality. Off-specification signals are signals that have been generated with slight variations to specifications under a particular standard. Weak signals are signals that conform to specifications but result in high levels of noise. Digital video applications must support these standard analog video signals, even if they are off-specification or weak, without sacrificing video quality.

Opportunity for Mixed Signal Video Semiconductors

        Mixed signal video semiconductors are critical components of digital video applications and enable the conversion of standard analog video signals to digital form, even if they are off-specification or weak. In addition, these semiconductors incorporate advanced digital video processing to improve video quality and provide enhanced functionality. Designing these semiconductors requires an extensive knowledge of TV broadcast and popular analog video standards as well as significant digital video processing expertise and advanced analog design capability. We believe that semiconductor companies that possess the combination of these capabilities will benefit most from the growth in digital video applications.

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

        Advanced Digital Video Processing Technology.    We have a proprietary video decoding architecture for decoding analog video. This architecture allows us to cost effectively implement two dimension, or 2D, and three dimension, or 3D, comb filtering, color demodulating and sync processing, which are the key technologies required for high performance video decoding. Comb filtering enables improved video quality, while sync processing enables support of weak and off-specification signals. In addition, we have developed a number of digital technologies targeted at specific applications in the consumer, security surveillance and automotive markets. For example, we have developed deinterlacing, scaling and image enhancement algorithms, which are important technologies for displaying video signals in in-car LCD display and advanced TV applications. Similarly, we have developed multiplexing, motion detection, multiple picture-in-picture and motion JPEG compression technologies for security surveillance systems.

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

        We believe that the combination of the technology strengths listed above allows us to provide our customers with significant benefits, including:

        High Performance.    We enable our customers to achieve high video quality by limiting artifacts such as cross-color, crawling or dangling dots and stair-stepping or jagging that are commonly found when processing analog video signals. Our technology also enables our customers' products to support multiple standard signals, even if off-specification or weak, without sacrificing video quality. The result is high video quality under a wide range of signal conditions.

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

        Target Multiple High Growth Digital Video Applications.    We address a number of digital video applications in the security surveillance, automotive, consumer and PC markets that provide us with multiple high growth opportunities. Our products are incorporated into numerous applications that are experiencing significant growth, including security surveillance systems, in-car LCD displays, and consumer products such as advanced TVs, multifunction LCD monitors, DVD recorders, camcorders and PC products such as TV tuner cards.

        Develop Additional Application Specific Products.    We provide our customers with application specific products designed specifically to address the requirements of the specific market we target. These application specific products integrate our video decoder with our advanced digital processing technologies and target security surveillance, LCD display, consumer and PC markets. We believe that our application specific product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. We plan to maintain and expand upon this product strategy in the future.

        Develop New Technologies.    We plan to continue to develop additional technologies to address evolving customer requirements. For example, we have expanded our research and development efforts and are developing HDTV demodulating and decoding technologies, which are important functions for receiving and processing digital TV broadcast signals. Consistent with our product strategy, we intend to incorporate these HDTV technologies into our application specific products in the future.

        Expand Customer Relationships.    Our mixed signal semiconductors are used by over 100 companies in the security surveillance, automotive, consumer and PC markets. We sell our semiconductors through sales and customer support personnel and sales and marketing offices in the United States, Japan, South Korea, Taiwan and China. We intend to continue to expand our sales, marketing and technical support capabilities to pursue additional design wins with our existing customers and to develop relationships with new customers in our target markets.

Products

        We design, market and sell mixed signal semiconductor products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. Historically, we classified our initial products as general purpose products in that they serviced multiple markets. In the process of supplying products to these markets we developed specific knowledge regarding the requirements for each market. We then determined that we would concentrate our development efforts on video applications in the security surveillance, automotive, consumer and PC markets. Today, our application specific products include products specifically designed for security surveillance systems, LCD displays primarily for the automotive market and video decoders used in consumer products. We intend to continue to develop new generations of products for each of these application specific product lines.

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

        LCD Display.    Our LCD display products integrate important functions required to display popular analog video, high definition video and PC graphics signals on a LCD display. These key functions include a video decoder, deinterlacer and scaler. In addition, our newer generation LCD display products integrate a timing controller to interface directly with certain types of LCD displays and image enhancement functionality to improve overall video quality. In January 2008, we announced the introduction of five new LCD display processors designed for the automotive end market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

        Video Decoders.    Our video decoder products are high performance mixed signal semiconductors that decode analog TV broadcast signals, including NTSC, PAL and SECAM, and popular analog video signals, including composite, S-Video, component and SCART, into a standard digital format. Our video decoder products integrate proprietary sync processing, color demodulating and digital 2D and 3D comb filtering, which are the key technologies required for high performance video decoding. We offer a broad range of video decoder products at various price points and with varying features. We currently sell our video decoder products to customers across the following digital video applications: advanced TV, multifunction LCD monitor, DVD recorder, camcorder, security surveillance systems and in-car LCD display.

        The following table summarizes the features and diverse applications of our application specific semiconductor product lines:

Product Line	Key Features		Target Applications
Security Surveillance	•	Integrates four NTSC and PAL video decoders	Embedded DVR, PC based DVR, NVR and multiplexer
	•	Incorporates motion detection, scaling and/or audio analog to digital converters
	•	Integrates a multiplexer and a MJPEG video CODEC

LCD Display	•	Integrates NTSC, PAL, SECAM video decoder, deinterlacer, scaler, timing controller and image enhancement	In-car LCD display, including head unit, rear seat and rear view mirror displays
	•	Supports composite, component, S-video and SCART video formats
	•	Incorporates image enhancement and analog and digital timing controller

Video Decoder	• •	Supports NTSC, PAL and SECAM analog TV broadcast formats Supports composite, component, S-video and SCART video formats	Advanced TV, DVD recorder, multifunction LCD monitor, camcorders and PC peripherals including TV tuner cards and USB TV boxes
	•	Incorporates either 2D or 3D comb filter and either 9 or 10 bit analog to digital converter
	•	Available with 100mW to 800mW power consumption

        Our other products include contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

Technology

        We have several core competencies that enable us to design important analog, mixed signal and digital technologies that can be implemented across our application specific product lines. Over the last ten years, we have internally developed the combination of technologies, expertise and capabilities necessary for the conversion and processing of video signals. We do not depend on third parties for any material technology, expertise or capability.

        We have developed a proprietary high performance and cost effective video decoder technology that receives and converts various analog video signals, including TV broadcast, composite video, S-video, component and SCART, into a standard digital format. Our video decoder uses both analog and digital circuitry. Our video decoder uses our high performance, cost effective and low power analog front-end for signal conditioning and sampling the analog signal into digital format. It uses our advanced digital processing circuitry, including a 2D and 3D comb filter, a color demodulator and a sync processor for deciphering the raw digital stream into the four principal components: luminance, U, V and synchronization. These are important technologies required for high performance video decoding. Comb filtering is a technique for separating TV broadcast and composite video signals into luminance and modulated chrominance. Our advanced comb filter provides separation resulting in high-resolution image with minimal visible artifacts such as cross color and crawling or dangling dots. Our color demodulator converts the modulated chrominance signals based on NTSC, PAL and SECAM standards and sub-standards into baseband U and V components. Our sync processor extracts the vertical and horizontal synchronization information from the video stream, which is required for the display device to reconstruct the original video content. Both our advanced color demodulator and our advanced sync processor are critical to our decoder's ability to support off-specification and weak signals.

        We have expertise in analog TV broadcast and popular analog video standards. These standards typically define video signal characteristics such as line period, field rate, signal amplitude, chrominance modulation scheme and frequency, among others. Notwithstanding the existence of standards, terrestrial TV stations and video applications such as TVs, VCRs, DVD players, game consoles, camcorders and security cameras sometimes generate signals that are off-specification due to their mechanical nature or other characteristics. In addition, these video sources sometimes contain noise from interference, additional modulation/de-modulation processing or RF transmission. These variations in signal standards and signal strength create significant challenges for original equipment manufacturers, or OEMs, and, in turn, semiconductor companies. To deal with these challenges, we believe these semiconductor companies require expertise in analog TV broadcast and popular analog video standards to assure manufacturers that their products can support these signals, even if they are off-specification or weak.

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

Customers

        We principally sell our products to distributors who, in turn, sell to OEMs, original design manufacturers, or ODMs, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to OEMs and ODMs. ODMs typically design and manufacture electronic products to sell to OEMs. In the three years ended December 31, 2007, our largest customers have been distributors. Our largest customers in 2005 were IC Land and Lacewood each accounting for 10% of our revenues. Our largest customers in 2006 were Lacewood, Regulus and Gentech accounting for 15%, 12% and 10% of our revenues, respectively. In 2007, our largest customer was Lacewood accounting for 22% of our revenues. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, and to promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 30 days' notice and do not require price protection. Our direct sales to OEMs and ODMs are accomplished through purchase orders.

        Substantially all of our sales are to customers in Asia, which sales accounted for approximately 98% of our revenues for both 2007 and 2006 and approximately 99% of our revenues for 2005. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Taiwan	40%	43%	38%
South Korea	29	31	41
China	26	21	16
Japan	3	3	4
Other	2	2	1

Sales and Marketing

        We sell our products worldwide through multiple channels, including our direct sales force and applications engineering staff and our network of domestic and international independent distributors and sales representatives. Each of these sales channels is supported by our customer service and marketing organizations. We have marketing and customer support personnel in the United States as well as China, Japan, South Korea and Taiwan. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

        Our sales cycle typically ranges from six to 24 months. We work directly with system designers to create demand for our semiconductors by providing them with application-specific product information for their system design, engineering and procurement groups. We actively engage these groups during their design processes to introduce them to our semiconductors. We endeavor to design our products to meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for the products and future enhancements to them. If successful, this process culminates in a system designer deciding to use our products in their system, which we refer to as a design win. Once our product is accepted and designed into an application, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our product. If we fail to achieve an initial design win, we may lose the opportunity for sales to a customer for a number of its products and for a lengthy period of time.

Backlog

        Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers that have not yet shipped. Historically, management has not used backlog as an indicator of future business. As our order lead times may vary and as industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not necessarily a good indicator of future sales. In addition, a substantial portion of our quarterly revenues typically depend on orders booked and shipped in that quarter.

Research and Development

        Our research and development efforts are focused on the development of new technologies for our application specific product lines. As of December 31, 2007, we had 61 persons engaged in research and development. Our research and development expense was $12.3 million in 2007, $9.2 million in 2006 and $8.7 million in 2005.

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

        Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our video decoding architecture and other mixed signal technologies. As of December 31, 2007, we had three issued patents and six patent applications pending in the United States and two patent applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently design and market, including a patent for our video decoding architecture. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Patents that we currently own do not cover all of the semiconductors that we presently design and market. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

        We may be required to resort to litigation to enforce our intellectual property rights. We may also be subject to legal proceedings and claims relating to our intellectual property in the ordinary course of our business. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, develop non-infringing technology or enter into royalty or license arrangements.

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

Competition

        The market in which we operate is extremely competitive, and is characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. We compete with numerous domestic and international semiconductor manufacturers and designers, including NXP, Inc. (formerly Philips Semiconductors), Micronas Semiconductor Holding AG, Texas Instruments Incorporated, MStar, Conexant and Nextchip. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Some of our competitors currently offer product features or technologies that we do not currently offer but intend to sell in the future. We must, therefore, compete against competitors that have more experience in developing and selling products and technologies that we do not currently offer but intend to offer in the future. Some of our competitors also use smaller geometry process technologies in their products, which can result in better manufacturing yields and decreased costs. In addition, these competitors may have greater credibility with our existing and potential customers. Many of our current and potential customers have their own internally developed semiconductor solutions, and may choose not to purchase products from third party suppliers like us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position. For example, in 2003, we were unable to sell certain products to a customer for whom these products were specifically designed as a result of our failure to produce a product that met this customer's specifications. We believe this customer eventually secured this product from another vendor. Although we no longer design and tailor specific chips for customers, our ability to compete successfully depends in part on our ability to deliver products without reliability, quality or compatibility problems.

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

Employees

        As of December 31, 2007, we employed 142 full-time employees, including 61 in research and development, 53 in sales, marketing and support, 16 in operations and 12 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Available Information

        We were incorporated in California in March 1997 and reincorporated in Delaware in March 2006. The mailing address of our headquarters is 408 E. Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 435-3888. Our Website is www.techwellinc.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Executive Officers and other Key Employees

        The following table shows information about our executive officers and other key employees as of February 29, 2008:

Name	Age	Position(s)
Fumihiro Kozato	48	President, Chief Executive Officer and Director
Mark Voll	53	Vice President of Finance and Administration and Chief Financial Officer
Dr. Feng Kuo	50	Chief Technical Officer
Dong Wook (David) Nam	40	Vice President of Sales and Marketing
Tom Krause	30	Vice President of Business Development
Joe Kamei	51	Vice President of Operations

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

        Tom Krause has served as our vice president of business development since July 2007. From April 2004 to June 2007, Mr. Krause served as our director of business development. From March 2002 to March 2004, Mr. Krause was an associate at Technology Crossover Ventures, a venture capital firm. From July 2000 to February 2002, Mr. Krause was an investment banking analyst at Robertson Stephens Inc., an investment banking firm. Mr. Krause holds a. B.A. in economics from Princeton University.

        Joe Kamei joined Techwell as our director of operations in May 2000 and has served as our vice president of operations since July 2007. From 1998 to 2000, Mr. Kamei was a manager at Kanematsu USA Inc., a Japanese general trading company. From 1991 to 1998, Mr. Kamei was an engineering manager at Ricoh Co., Ltd., a global manufacturer of office automation equipment. Mr. Kamei holds a B.S. of precise machinery engineering from Tokyo University.

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

  •
  changes in our cost of finished goods;

  •
  the availability, pricing and timeliness of delivery of other components used in our customers' products;

  •
  our customers' sales outlook, purchasing patterns and inventory adjustments based on consumer demands and general economic conditions;

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

        We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts for our current products and increased design costs related to our new products targeted for the PC market. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our effective tax rate will increase in the future, which will harm our financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

If the growth of demand for digital video applications for the security surveillance, automotive, consumer and PC markets does not continue, our ability to increase our revenue could suffer.

        Our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance, automotive, consumer and PC markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of our target markets is uncertain and will depend in particular upon:

  •
  consumer confidence and the continued increase of consumer spending levels;

  •
  the pace at which new digital video applications are adopted;

  •
  a continued reduction in the costs of products in these markets; and

  •
  the availability, at a reasonable price, of components required by such products, such as liquid crystal display, or LCD, panels.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner, as product development in smaller wafer fabrication geometries becomes more complex and costly.

        The development of new products is highly complex, and we have experienced some delays in bringing new products to the market in the past. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design. In addition, in our effort to decrease cost, we intend to design new products in smaller fabrication geometries, some of which we may have no prior experience of success. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies.

        Completing these projects is extremely challenging, time-consuming and expensive, and we can give no assurance that we will succeed or succeed in a timely and cost-effective manner. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third-party technology or other factors. If we are unable to develop products successfully, in a timely and cost-effective manner, our business, financial condition and results of operations could suffer.

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

        We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and harm the market's perception of us. We believe that our future success is highly dependent on the contributions of Fumihiro Kozato, our president and chief executive officer, and Dr. Feng Kuo, our chief technical officer. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.

        We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We need to design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to cost-effectively add features that enhance performance and functionality to our products. The development process for these advancements is lengthy and requires us to accurately anticipate market trends. Our failure to accurately anticipate market trends in a timely manner will harm the market acceptance of our products and the sales of our products. We have been excluded from certain customer qualification processes due to the lack of integrated audio functionality in our video decoders. As part of our continued investment in new technologies, we intend to add integrated audio functionality to our video decoders in the near term to address the market requirements of our customers.

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

        We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements. Once a customer designs a semiconductor into a product, it is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve an initial design win in a customer's qualification process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our products, which would harm our business.

If we fail to develop, in a timely manner, or at all, technologies that address the demands of a shift from analog broadcast TV to digital broadcast TV, our operating results could suffer.

        Our semiconductors are principally designed to decode analog broadcast TV signals into digital images. In February 2009, transmission of broadcast TV signals will no longer be permitted in analog and all signals must be in a digital format. We are in the process of developing mixed signal and digital technology to decode digital signals. However, transmission of digital video involves a combination of emerging technologies. The complexities of these technologies and the variability in implementations between manufacturers may cause our development of semiconductors to be costly and time-consuming. We may never obtain the benefits of our investment in developing this technology. The complexities of digital broadcast technologies may also cause some of the semiconductors we are developing to ultimately work incorrectly for reasons that may be either related or unrelated to our products, or not be interoperable with other key products. Delays or difficulties in integrating our semiconductors into digital broadcast TV products or the failure of products incorporating digital broadcast TV to achieve broad market acceptance could have an adverse effect on our business.

A significant portion of our products are sold into the consumer and security surveillance markets, and if sales of our semiconductors into these markets decline or do not increase, or if we do not increase our sales into the automotive market, our business and financial results could suffer.

        We sell semiconductors targeted for the security surveillance, automotive, consumer and PC markets. For the year ended December 31, 2007 more than 85% of our sales were derived from the sale of our products designed for the consumer and security surveillance markets. If sales of semiconductors into these markets decline or do not increase, or if demand slows in these markets generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

Our business is subject to seasonality, which is likely to cause our revenues to fluctuate.

        Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For both years ended December 31, 2007 and 2006, approximately 95% of our revenues were attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday. These sales fluctuations are expected to continue.

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

        Our revenues increased approximately 109% in 2005 from 2004 and approximately 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, in 2007, our revenues increased approximately 11%. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

        In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes in our tax rates will affect our future results.

        Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and our ability to utilize our net operating loss carryforwards. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. Due in part to equity financings, we experienced "ownership changes" as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations as described in Sections 382 and 383 of the Code. Nevertheless, we expect to utilize a substantial portion of these net operating loss carryforwards in the current year resulting in lower net operating loss carryforwards available for later years. Our plans for continued international expansion may further limit our ability to utilize our remaining net operating loss carryforwards as our net income increases. Our effective tax rate for the years ended December 31, 2007 and 2006 was (3.6)% and 8.9%, respectively. Prior to September 30, 2007, we determined that it was not more likely than not that our deferred tax assets would be recovered from future taxable income. Therefore we provided a valuation allowance for our deferred tax assets. At September 30, 2007, we reassessed the necessity of the valuation allowance. As a result of this assessment, we reversed the valuation allowance recorded against our deferred tax assets of approximately $5.5 million. We recorded a tax benefit for 2007 as a result of the reversal of the valuation allowance. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

We may not be able to manage our future growth effectively, and we may need to incur expenditures to address the additional operational and control requirements of our growth.

        We are experiencing a period of growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development as well as increase our selling and marketing efforts. To manage our growth successfully, we believe we must effectively:

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

        Although we test our products, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. For example, in 2003 we were unable to sell certain products to a customer for whom these products were specifically designed as a result of our failure to produce a product that met this customer's specifications. We believe this customer secured the product from another vendor. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns and product liability claims against us, which may not be fully covered by insurance. Any of these could harm our business.

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

        We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third party vendors may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

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

        The percentage of our revenues attributable to sales to customers in Asia was approximately 98% in both 2007 and 2006 and approximately 99% in 2005. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

        Currently, we maintain international sales offices in Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We have also established offices in Japan, China, Taiwan and South Korea, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors primarily located in Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

        Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our semiconductors, particularly those designed for digital video applications in the automotive market. Our sales cycle typically ranges from six to 24 months. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenue, if any, from these expenditures. In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product. As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our semiconductors or elects not to purchase a new product or product enhancements from us.

We primarily sell our semiconductors through distributors, and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

        We market and distribute our products primarily through distributors. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 77% of our revenues in 2007, 79% of our revenues in 2006 and 65% of our revenues in 2005.

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

        Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2007, we had three issued patents in the United States, six patent applications pending in the United States and two applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently manufacture and market, including a patent for our video decoding architecture. Patents that we currently own do not cover all of the semiconductors that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with competitive advantages. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by anyone in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business or our competitive position.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

        Our industry is characterized by frequent litigation regarding patent and other intellectual property rights. For example, we were a party to an administrative proceeding in front of the intellectual property tribunal in South Korea in which another party unsuccessfully sought a determination that our TW2824 and TW2834 products infringed a South Korean patent allegedly held by that party. We have certain indemnification obligations to customers under our contract development projects with respect to any infringement of third-party patents and intellectual property rights by our products. If a lawsuit were to be filed against us in connection with claims of infringement, our business would be harmed.

        Questions of infringement in the digital video applications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation, could cause our customers to use our competitors' products and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

Our headquarters are located in the State of California and our third-party manufacturing, assembly and testing vendors have facilities in the State of Washington and in Asia, areas subject to significant earthquake risks. Any disruption to our or their operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

        TSMC, which manufactures our semiconductors, has facilities in the State of Washington and in Taiwan. Our assembly and testing vendors' facilities are primarily located in Taiwan. In addition, our headquarters are located in Northern California. The risk of an earthquake or extreme weather in the Pacific Rim region or an earthquake in Northern California or Washington state is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of TSMC and ASE, our primary assembly vendor, as well as other providers of foundry, packaging and test services. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. In 2005, several typhoons also disrupted the operations of TSMC and ASE. As a result of these natural disasters, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

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

Management may apply our cash, cash equivalents, short-term and long-term investments to uses that do not increase our market value or improve our operating results.

        We intend to use our cash, cash equivalents, short-term and long-term investments for general corporate purposes, including working capital and capital expenditures. We may also use a portion of our cash, cash equivalents, short-term and long-term investments to acquire or invest in complementary technologies, businesses or other assets. We have not reserved or allocated our cash, cash equivalents, short-term and long-term investments for any specific purpose, and we cannot state with certainty how our management will use our cash, cash equivalents, short-term and long-term investments. Accordingly, our management has considerable discretion in applying our cash, cash equivalents, short-term and long-term investments and may use our cash, cash equivalents, short-term and long-term investments for purposes that do not result in any increase in our results of operations or market value. Until the cash, cash equivalents, short-term and long-term investments are used, they may be placed in investments that do not produce income or that lose value.

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

        The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report on Form 10-K. For example, in the quarter ended December 31, 2007 the closing price of our stock ranged from $10.50 to $13.09. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management's attention and resources.

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

        If our capital resources are insufficient to satisfy our liquidity requirements or if we are unable to liquidate our investment, especially auction rate securities, as necessary due to uncertainty in the credit markets, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

        Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At December 31, 2007, we had 20,889,349 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

        Some of our officers and directors have entered into 10b5-1 trading plans, which generally provide for pre-determined sales of stock by these officers. The sales of stock by our officers and directors, even if made pursuant to these 10b5-1 trading plans, may cause our stock price to fall.

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

  •
  the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders' meeting;

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

        As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added an independent director, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional costs associated with our public company reporting requirements. We continue to evaluate and monitor developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        Our corporate headquarters and primary research and development and operations facilities occupy approximately 27,900 square feet in San Jose, California under leases that expire in December 2011. We also lease properties in Japan, Taiwan, South Korea and China. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        The information required by this item regarding equity compensation plans is set forth under the caption Equity Compensation Plan Information in our 2008 Proxy Statement and is incorporated herein by reference.

        Our common stock began trading on the NASDAQ Global Market on June 21, 2006 under the symbol "TWLL". The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the NASDAQ Global Market.

	Low	High
Year ending December 31, 2006:
Second Quarter	$8.75	$10.65
Third Quarter	$9.70	$16.74
Fourth Quarter	$14.07	$18.96
Year ending December 31, 2007:
First Quarter	$11.69	$18.11
Second Quarter	$12.30	$15.25
Third Quarter	$8.98	$14.34
Fourth Quarter	$10.50	$13.09

Holders of Record

        At December 31, 2007, there were approximately 69 stockholders of record.

Dividend Policy

        To date, we have not declared or paid cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Sales of Unregistered Securities and Purchases of Equity Securities

        During the fiscal year ended December 31, 2007, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities. During the fiscal year ended December 31, 2006, we had sales of unregistered equity securities. These transactions are disclosed in our quarterly reports on Form 10-Q as filed with the SEC.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of Techwell under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison from June 21, 2006 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2007 of the cumulative total return for our common stock, the NASDAQ Composite Index, and the Nasdaq Semiconductor Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Nasdaq Semiconductor Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*

        Among Techwell, Inc, The NASDAQ Composite Index
And The Nasdaq Semiconductor Index

*
$100 invested on 6/21/06 in stock or 5/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2007 and 2006 and the selected consolidated statements of operations data for each year ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2004 and 2003 and the selected consolidated statements of operations data for each year ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations:
Revenues	$59,887	$53,712	$36,051	$17,251	$11,128
Cost of revenues(1)	24,200	22,977	17,304	8,780	8,862

Gross profit	35,687	30,735	18,747	8,471	2,266

Operating expenses:
Research and development(1)	12,277	9,183	8,684	6,319	4,651
Selling, general and administrative(1)	12,287	8,702	5,730	3,798	2,909
Restructuring costs	—	—	—	224	—

Total operating expenses	24,564	17,885	14,414	10,341	7,560

Income (loss) from operations	11,123	12,850	4,333	(1,870)	(5,294)
Interest income	3,089	1,670	368	179	95

Income (loss) before income taxes	14,212	14,520	4,701	(1,691)	(5,199)
Income taxes provision (benefit)	(518)	1,298	160	51	—

Net income (loss)	$14,730	$13,222	$4,541	$(1,742)	$(5,199)

Basic net income (loss) per share	$0.71	$1.04	$1.14	$(0.49)	$(2.16)
Weighted shares used in computing basic net income (loss) per share	20,772	12,772	3,993	3,591	2,405
Diluted net income (loss) per share	$0.68	$0.64	$0.25	$(0.49)	$(2.16)
Weighted shares used in computing diluted net income (loss) per share	21,818	20,538	18,434	3,591	2,405

(1)
Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Costs and expenses:
Cost of revenues	$297	$117	$31	$22	$48
Research and development	1,830	1,100	427	474	447
Selling, general and administrative	2,423	1,050	442	426	638

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,177	$13,201	$15,982	$2,069	$8,248
Short and long-term investments	41,223	41,327	804	8,356	3,007
Working capital	65,374	51,473	21,152	12,023	12,005
Total assets	83,737	63,993	25,644	14,143	15,507
Redeemable convertible preferred stock	—	—	40,777	37,868	37,889
Total stockholders' equity (deficit)	$78,065	$57,146	$(19,210)	$(25,458)	$(24,800)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere this Annual Report on Form 10-K.

Overview

        We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance, automotive, consumer and PC markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include security surveillance systems, in-car LCD displays, advanced TVs, multifunction LCD monitors, camcorders, DVD recorders and TV tuner cards. These applications receive analog video signals commonly generated by surveillance cameras, by consumer electronics devices such as set-top boxes, DVD players, VCRs and camcorders, and to a lesser extent by over-the-air TV broadcasts. We design application specific products that enable the conversion of analog video sources to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

        We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the year ending December 31, 2007.

        We have three principal semiconductor product lines: security surveillance products, liquid crystal display, or LCD, products, and video decoder products. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signal from multiple cameras into a standard digital format. In addition, we integrate a multiplexer, a key technology required to combine multiple video signals into a single video signal. In 2007, we introduced our most integrated security surveillance product, which includes four video decoders and a system controller and a multiplexer on a single semiconductor. We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet. We currently sell our security surveillance products to customers for the following applications: embedded digital video recorders, or DVRs, PC-based DVRs, network video recorders, or NVRs and multiplexers.

        Our LCD display products integrate important functions required to display analog TV broadcast, popular analog video, high definition video and PC graphics signals on an LCD display. We have targeted our initial products for applications in the in the automotive markets. Our first products in this market provided customers with an integrated video decoder and LCD display processor for LCD display panels in vehicles that provided rear seat entertainment. In the first quarter of 2008, we introduced five new LCD display processors that can be used in navigation systems for front seat consoles in the automotive market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

        Our video decoder products are high-performance mixed signal semiconductors that decode analog TV broadcast signals, including National Television Systems Committee, or NTSC, phase alternation line, or PAL, and sequential color with memory, or SECAM, and popular analog video signals, including composite, S-Video, component and Syndicate of Radio and Television Manufacturers, or SCART, into a standard digital format. We intend to develop our video decoder products for targeted applications within the consumer and PC markets.

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

        We undertake significant product development efforts well in advance of a product's release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six months to two years until production begins, depending on the product's complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our product. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer's application for an extended period. Our sales cycle typically ranges from six to 24 months. Due to the length of our product development and sales cycle, the majority of our revenues for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

        As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications.

        We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs and to original design manufacturers, or ODMs. In 2007, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. In 2006, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. In 2005, we derived 65% of our revenues from products sold to distributors and 35% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

        We received an aggregate of 78%, 76% and 67% of our revenues from our ten largest customers in 2007, 2006 and 2005, respectively. In 2007, one of our customers, a distributor, accounted for 22% of our revenues. In 2006, three of our customers, all of which are distributors, accounted for 15%, 12%

and 10% of our revenues, respectively. In 2005, two of our customers, both of which are distributors, each accounted for 10% of our revenues.

        We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both 2007 and 2006 and approximately 99% of our revenues in 2005. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Taiwan	40%	43%	38%
South Korea	29	31	41
China	26	21	16
Japan	3	3	4
Other	2	2	1

        We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the consumer electronic devices that use our semiconductors, are manufactured. As a result of this regional customer concentration, we may be subject to economic, cultural and political events and other developments that impact our customers in Asia. All of our sales currently are denominated in U.S. dollars. Therefore, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Substantially all of our cost of revenues and a majority of our operating expenses are also denominated in U.S. dollars. As a consequence, we believe that our overall exposure to foreign exchange risk is low.

        We have two international subsidiaries, one in Japan and one in China. We also have two international branches, one in South Korea and one in Taiwan. At December 31, 2007, 57 of our 142 employees were located in our international subsidiaries and branch offices. Our Japan subsidiary is involved in both product development and technical marketing support. Our China subsidiary and our Taiwan and Korea branches primarily provide marketing support.

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

        Our revenues increased by 11% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Our income before income taxes decreased to $14.2 million for the year ended December 31, 2007 from $14.5 million for the year ended December 31, 2006, primarily due to increased compensation related expenses, tape-out expenses, and expenses associated with the expansion of our foreign offices. We may not be able to maintain our recent growth and profitability and our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

        Warranty.    We offer an 18 month product replacement warranty against any defective product. We accrue for estimated returns of defective products at the time revenue is recognized, based on the rate of return from our historical experience. As a consequence of standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been significant in the fiscal periods presented. If our future experience with warranty costs differs significantly from our historical experience, we would need to exercise increased judgment in determining the appropriate warranty accrual.

        Inventory Valuation.    Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-off units that are unlikely to be sold based upon a six months' demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-off, resulting in an increase in gross profit.

        Accounting for Income Taxes.    We account for income taxes under the provisions of Statement of Financial Standards No. 109, or SFAS No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At December 31, 2007, our total deferred tax assets were principally comprised of net operating loss carryforwards, research tax credit carryforwards, stock-based compensation expenses, and expense accruals.

        As required under the provisions of SFAS No. 109, we assessed the recoverability of our deferred tax assets. To assess the likelihood that our deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. At September 30, 2007, we considered our recent history of consecutive profitable quarters and anticipated profit in future periods, and we released the valuation allowance recorded against our deferred tax assets of approximately $5.5 million as we believe that it is more likely than not the deferred tax assets will be realized in the future.

        We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We have not been under the examination of U.S. federal, state or other foreign jurisdictions.

        On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of the implementation of FIN No. 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. During the year ended December 31, 2007, we recognized approximately $6,000 in interest and no penalties related to unrecognized tax benefits.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values and recognize that expense over the required service period. Prior to our adoption of SFAS No. 123(R), we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

        We adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the years ended December 31, 2007 and 2006, stock based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

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

        The following assumptions are used to value stock options granted after adoption of SFAS No. 123(R):

	Year Ended December 31,
	2007	2006
Expected term in years	6.08	6.08
Risk-free interest rate	4.55–4.78%	4.55–5.0%
Expected volatility	65.1–70.6%	72.6–74.1%
Dividend yield	0%	0%

        Compensation expense for restricted stock awards is determined using the fair value of Techwell's stock on the date of the grant and is recognized on a straight-line basis over the service period.

        Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock options in future periods primarily as a result of our adoption of SFAS No. 123(R).

Results of Operations

        The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Consolidated Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	40.4	42.8	48.0

Gross profit	59.6	57.2	52.0

Operating expenses:
Research and development(1)	20.5	17.1	24.1
Selling, general and administrative(1)	20.5	16.2	15.9

Total operating expenses	41.0	33.3	40.0

Income from operations	18.6	23.9	12.0
Interest and other income	5.2	3.1	1.0

Income before income taxes	23.8	27.0	13.0
Income taxes provision (benefit)	(0.9)	2.4	0.4

Net income	24.7%	24.6%	12.6%

(1)
Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Costs and expenses:
Cost of revenues	0.5%	0.2%	0.1%
Research and development	3.1	2.0	1.2
Selling, general and administrative	4.1	2.0	1.2

Revenues By Principal Product Lines

        The following table illustrates our revenues by our principal product lines (dollar amounts in thousands)

	Year Ended December 31,
	2007		2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Security Surveillance(1)	$40,571	67.8%	$27,684	51.5%	$13,804	38.3%
Video Decoder(2)	12,344	20.6	18,183	33.9	16,142	44.8
LCD Display(3)	6,015	10.0	6,916	12.9	4,997	13.8
Other(4)	957	1.6	929	1.7	1,108	3.1

Total Revenues	$59,887	100.0%	$53,712	100.0%	$36,051	100.0%

(1)
Consists of our application specific products designed for use in security surveillance systems.

(2)
Consists of our video decoders designed for use in the consumer, security surveillance and automotive markets. Revenues from video decoders used in security surveillance systems and LCD displays are reported under our video decoder product line and not our security surveillance or LCD display product lines.

(3)
Consists of our application specific products designed for use in LCD displays.

(4)
Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparison of Years Ended December 31, 2007, 2006 and 2005

        Revenues.    Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, LCD display and video decoders. All of our sales are denominated in U.S. dollars.

        Revenues were $59.9 million in 2007 and $53.7 million in 2006, an increase of 11%. Revenues from our security surveillance products were $40.6 million an increase of approximately $12.9 million, or 47%, in 2007 compared to 2006, primarily a result of the increase in sales of our four-in-one video decoders and our more highly integrated security surveillance products. Revenues from our video decoder products were $12.3 million, a decrease of approximately $5.8 million, or 32%, in 2007 compared to 2006, primarily as a result of a general decrease in demand from the markets for products utilizing video decoders such as multi-function monitors and DVD recorders. Revenues from our LCD display products were $6.0 million, a decrease of approximately $0.9 million, or 13%, in 2007 compared to 2006, primarily as a result of a decline in production in the automotive market of vehicles installed with in-car LCD displays that utilize our product. Other revenues increased slightly in 2007 as compared to 2006, primarily as a result of increased sales of our PCI video decoder products.

        Revenues were $53.7 million in 2006 and $36.1 million in 2005, an increase of 49% primarily from the increased revenues from our security surveillance products that increased approximately $13.9 million, or 101%, in 2006 compared to 2005. The increased revenues in security surveillance were primarily a result of the increase in sales of our four-in-one video decoders and our recently introduced more highly integrated security surveillance products. Revenues from our video decoder products increased approximately $2.0 million, or 13%, in 2006 compared to 2005, primarily as a result of a general increase in demand from the markets for products such as multi-function monitors and DVD recorders, offset by a shift in sales from general-purpose video decoders to application specific products specifically designed for the security surveillance market. Revenues from our LCD display products increased approximately $1.9 million, or 38%, in 2006 compared to 2005, primarily as a result of a continuing ramp of customer projects begun from earlier design wins in the automotive market. Other revenues decreased $0.2 million, or 16%, in 2006 as compared to 2005, primarily as a result of decreased sales of our PCI video decoder products.

        Gross Profit and Gross Margin.    Gross profit is the difference between revenues and cost of revenues, and gross margin represents gross profit as a percentage of revenues. Cost of revenues, also known as cost of goods sold, consists primarily of cost of processed silicon wafers, costs associated with assembly, test and shipping of our production semiconductors, cost of personnel and related expenses associated with supporting our outsourced manufacturing activities and write-downs for excess and obsolete inventory.

        Gross profit was $35.7 million in 2007, $30.7 million in 2006, and $18.7 million in 2005. The year-over-year increase in gross profit was attributable to a higher volume of product sales for each successive year.

        Gross margin was 60% for 2007, 57% for 2006 and 52% for 2005. The increase in gross margin in 2007 from 2006 was favorably impacted by cost savings from reduced materials costs partially attributable to increased volume purchases and the increasing transition of our products to lower process geometries that has occurred throughout 2007. The increase in gross margin in 2006 from 2005 was primarily a result of reduced materials costs and production costs in 2006 as compared to 2005 partially attributable to increased volume purchases.

        We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.3 million in 2007, $0.1 million in 2006 and less than $0.1 million in 2005.

        Research and Development.    Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in developing new products.

        Research and development expenses were $12.3 million, or 21% of revenues, in 2007, $9.2 million, or 17% of revenues, in 2006, $8.7 million, or 24% of revenues, in 2005. The increase in research and development expense in 2007 from 2006 was primarily attributable to increased compensation expense of $1.5 million reflecting both increases in stock-based compensation and in headcount to support the development of new technologies. The increase in 2007 was also attributable to an increase of approximately $1.1 million of tape-out expenses. Tape-out expenses are not incurred uniformly each quarter and that have increased with our migration to smaller geometry process technologies. The increase in research and development expense in 2006 from 2005 was primarily attributable to increased compensation expense of $1.2 million to support the development of new technologies. The increase in compensation related expenses was partially offset by a decrease of $0.9 million in tape-out expenses for new products in 2006.

        We incurred stock-based compensation expense associated with research and development personnel of $1.8 million in 2007, $1.1 million in 2006 and $0.4 million in 2005. The increase in stock-based compensation expenses was a result of the increase in personnel in research and development from 2005 to 2007. In 2006, stock-based compensation expense included $0.6 million for stock options and awards granted to certain consultants as compensation for product development services.

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

        Selling, general and administrative expenses were $12.3 million, or 21% of revenues, in 2007, $8.7 million, or 16% of revenues, in 2006, $5.7 million, or 16% of revenues, in 2005. The increase in selling, general and administrative expense in 2007 from 2006 was primarily attributable to increases of $1.8 million in compensation related expenses primarily associated with stock-based compensation, $1.1 million of expenses associated with the expansion of our foreign offices, $0.3 million in insurance and administrative fees reflecting costs associated with being a public company, $0.2 million for trade shows and other marketing activities, $0.1 million in professional services expenses primarily for audit, tax and legal services, and $0.1 million for depreciation expenses and occupancy costs. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel and expand our sales and marketing efforts.

Administrative expenses will also increase to cover additional costs associated with our information technology infrastructure and our efforts to comply with the Sarbanes-Oxley Act of 2002. The $3.0 million increase in 2006 from 2005 was primarily attributable to an increase of $1.1 million in compensation related expenses associated with the growth in our business, $1.0 million in professional services expenses primarily for audit, tax and legal services and $0.4 million in insurance and administrative fees reflecting costs associated with being a public company, and $0.3 million of expenses associated with the expansion of our foreign offices and our subsidiary in China. These increases in expenses were offset in part by a decrease of $0.2 million in 2006 in commission expense paid to our outside sales representatives reflecting a larger proportion of sales to distributors in 2006.

        We incurred stock-based compensation expense associated with selling, general and administrative personnel of $2.4 million in 2007, $1.0 million in 2006 and $0.4 million in 2005. The increase in stock-based compensation expenses was a result of the increase in personnel in sales from 2005 to 2007.

        Interest Income.    Interest income was $3.1 million in 2007, $1.7 million in 2006 and $0.4 million in 2005. The increase in 2007 from 2006 was attributable to higher cash, cash equivalent and short and long-term investment balances primarily as a result of our income from operations and higher interest rates earned on our cash, cash equivalent and investment balances in 2007 as compared to 2006. The increase in 2006 from 2005 was attributable to higher cash, cash equivalent and short and long-term investment balances primarily as a result of our initial public offering and higher interest rates in 2006 as compared to 2005.

        Income Taxes.    A benefit from income taxes of $0.5 million was recorded in 2007. A provision for income taxes of $1.3 million and $0.2 million were recorded in 2006 and 2005, respectively. In 2007, the effective tax rate differed from the statutory federal income tax rate primarily because we recognized a tax benefit from the release of our valuation allowance on our deferred tax assets of approximately $5.5 million. The effective tax rate for 2006 and 2005 differed from the statutory federal income tax rate primarily because we utilized prior net operating losses and available tax credits in years which we had a valuation allowance against our deferred tax assets. We expect our effective tax rate to increase significantly beginning in the first quarter of 2008. However, our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income and our ability to take advantage of tax planning strategies that may be available to us.

Liquidity and Capital Resources

        Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock. In June 2006, we received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs, from our initial public offering of common stock. In July 2006, we received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters' partial exercise of their over-allotment option related to our initial public offering. Our cash and cash equivalents and short-term investments were $60.6 million as of December 31, 2007, $49.6 million as of December 31, 2006 and $16.8 million as of December 31, 2005.

        Net cash provided by operating activities was $14.4 million in 2007. The cash provided by our operating activities in the 2007 was primarily due to our net income of $14.7 million and a decrease of accounts receivable of $0.7 million attributable to the timing of customer collections, as well as non-cash charges to stock-based compensation expenses of $4.5 million and depreciation expense of $0.5 million in 2007. We also recognized a tax benefit of $0.8 million attributable to our equity incentive plans. These were partially offset by decreases in accrued liabilities of $0.8 million and accounts payable of $0.6 million primarily related to compensation costs and payments we have received from our customers in advance of product shipment, an increase in inventory of $0.2 million in response to increasing customer demand, and a $5.4 million increase in deferred income taxes, which was non-cash as a result of the release of a valuation allowance.

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

        Net cash used in our investing activities was $1.1 million in 2007 reflecting purchases of short and long-term investments of $93.7 million and purchases of capital equipment of $1.3 million offset by maturities of short-investments of $93.8 million.

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

        Net cash provided by financing activities was $0.7 million in 2007 reflecting proceeds from the exercise of stock options.

        Net cash provided by financing activities was $20.0 million in 2006 reflecting proceeds from our initial stock offering, net of underwriting discounts, commissions and offering costs of $19.4 million and proceeds from the exercise of stock options of $0.6 million.

        Net cash provided by our financing activities was $2.9 million in 2005. Net cash provided by our financing activities in 2005 consisted of proceeds of $2.9 million from the issuance of Series F preferred stock, $0.4 million from the exercise of common stock options, $0.4 million from collections of stockholders' notes receivable, partially offset by payment of deferred offering costs of $0.8 million.

        At February 29, 2008, we held approximately $7.1 million of investments, classified as current assets, with an auction reset feature, which are referred to as "auction rate securities", whose underlying assets are generally student loans which are substantially backed by the federal government. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in February 2008. In February 2008, auctions failed for our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

        Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our ability to liquidate our auction rate securities in a timely manner. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$1,470	$527	$624	$319	$—
Purchase obligations	2,486		—	—	—

Total	$3,956	$527	$624	$319	$—

Recent Accounting Pronouncements

        In June 2006, the FASB issued FIN No. 48, Accounting for Income Tax Uncertainties. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment to our results of operations and financial position.

        In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 will not have a material impact on our consolidated financial positions, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated financial position, results of operations or cash flows.

        In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. We are currently evaluating the potential impact of this pronouncement on our consolidated financial position, results of operations or cash flows.

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

        At February 29, 2008, we held approximately $7.1 million of investments, classified as current assets, with an auction reset feature, which are referred to as "auction rate securities", whose underlying assets are generally student loans which are substantially backed by the federal government. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in February 2008. In February 2008 auctions failed for our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands)
REVENUES	$9,801	$12,800	$15,101	$16,010	$13,517	$14,743	$15,122	$16,505
COST OF REVENUES(1)	4,497	5,241	6,374	6,865	5,791	5,989	6,048	6,.372

GROSS PROFIT	5,304	7,559	8,727	9,145	7,726	8,754	9,074	10,133

OPERATING EXPENSES:
Research and development(1)	2,490	2,461	2,033	2,199	2,215	2,870	3,496	3,696
Selling, general and administrative(1)	1,818	1,884	2,362	2,638	2,758	2,874	3,135	3,520

Total operating expenses	4,308	4,345	4,395	4,837	4,973	5,744	6,631	7,216

INCOME FROM OPERATIONS	996	3,214	4,332	4,308	2,753	3,010	2,443	2,917
INTEREST INCOME	155	252	617	646	679	737	819	854

INCOME BEFORE INCOME TAXES PROVISION	1,151	3,466	4,949	4,954	3,432	3,747	3,262	3,771
INCOME TAX PROVISION (BENEFIT)	166	588	440	104	968	1,106	(2,154)	(438)

NET INCOME	$985	$2,878	$4,509	$4,850	$2,464	$2,641	$5,416	$4,209

Basic net income per share	$0.22	$0.52	$0.22	$0.24	$0.12	$0.13	$0.26	$0.20
Shares used in computing basic net income per share	4,470	5,521	20,093	20,187	20,637	20,765	20,822	20,864
Diluted net income per share	$0.05	$0.15	$0.21	$0.22	$0.11	$0.12	$0.25	$0.19
Shares used in computing diluted net income per share	18,905	19,163	21,787	22,206	21,827	21,826	21,768	21,834

(1)
Amounts include stock-based compensation as follows:

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands)
Costs and expenses:
Cost of revenues	$13	$24	$35	$45	$45	$71	$77	$104
Research and development	597	138	174	191	318	517	579	416
Selling, general and administrative	213	252	342	243	386	591	660	786

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Techwell, Inc.

San Jose, California:

        We have audited the accompanying consolidated balance sheets of Techwell, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable convertible preferred stock and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techwell, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Also, as discussed in Note 1, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 12, 2008

TECHWELL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$27,177	$13,201
Short-term investments	33,384	36,364
Accounts receivable	2,095	2,765
Inventory	4,753	4,584
Deferred income tax assets	2,016	—
Prepaid expenses and other current assets	1,456	1,406

Total current assets	70,881	58,320
Property and equipment, net	1,471	625
Long-term investments	7,839	4,963
Deferred income tax assets	3,419	—
Other assets	127	85

TOTAL	$83,737	$63,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,973	$3,503
Accrued liabilities	2,534	3,344

Total current liabilities	5,507	6,847
Deferred rent	165	—

Total liabilities	5,672	6,847

Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 20,889,349 and 20,528,468 shares issued and outstanding at December 31, 2007 and 2006, respectively	21	21
Additional paid-in capital	73,454	67,734
Deferred stock-based compensation	(160)	(546)
Accumulated other comprehensive income (loss)	44	(39)
Retained earnings (accumulated deficit)	4,706	(10,024)

Total stockholders' equity	78,065	57,146

TOTAL	$83,737	$63,993

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues	$59,887	$53,712	$36,051
Cost of revenues	24,200	22,977	17,304

Gross profit	35,687	30,735	18,747

Operating expenses:
Research and development	12,277	9,183	8,684
Selling, general and administrative	12,287	8,702	5,730

Total operating expenses	24,564	17,885	14,414

Income from operations	11,123	12,850	4,333
Interest income	3,089	1,670	368

Income before income taxes	14,212	14,520	4,701
Income tax provision (benefit)	(518)	1,298	160

Net income	$14,730	$13,222	$4,541

Basic net income per share	$0.71	$1.04	$1.14
Diluted net income per share	$0.68	$0.64	$0.25
Weighted average shares used in computing net income per share:
Basic	20,772	12,772	3,993
Diluted	21,818	20,538	18,434

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND

REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Redeemable Preferred Stock
			Common Stock
						Shareholder Notes Receivable	Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	APIC						Comprehensive Income
BALANCES—December 31, 2004	12,231,664	$37,868	3,688,454	$4	$3,961	$(438)	$(1,198)	$(27,787)	$—	$(25,458)
Net income	—	—	—		—	—	—	4,541	—	4,541	$4,541

Issuance of Series F redeemable preferred shares, net of issuance costs of $91	545,454	2,909	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	680,604	—	369	—	—	—	—	369
Payments received on stockholder notes receivable	—	—	—	—	—	438	—	—	—	438
Deferred stock-based compensation	—	—	—	—	1,515	—	(1,515)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,098	—	—	1,098
Forfeitures of deferred stock-based compensation	—	—	—	—	(490)	—	292	—	—	(198)

BALANCES—December 31, 2005	12,777,118	40,777	4,369,058	4	5,355	—	(1,323)	(23,246)	—	(19,210)
Net income	—	—	—	—	—	—	—	13,222	—	13,222	$13,222
Unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	(39)	(39)	(39)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$13,183

Initial public offering of common stock, net of issuance costs of $5,442	—	—	2,670,225	3	18,587	—	—	—	—	18,590
Conversion of preferred stock to common stock	(12,777,118)	(40,777)	12,777,118	13	40,764	—	—	—	—	40,777
Issuance of common stock upon exercise of stock options	—	—	707,067	1	620	—	—	—	—	621
Equity-based compensation	—	—	5,000	—	1,429	—	—	—	—	1,429
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,029	—	—	1,029
Forfeitures of deferred stock-based compensation	—	—	—	—	(281)	—	92	—	—	(189)
Correction of deferred stock-based compensation	—	—	—	—	342	—	(344)	—	—	(2)
Tax benefits from stock-based compensation	—	—	—	—	918	—	—	—	—	918

BALANCES—December 31, 2006	—	—	20,528,468	21	67,734	—	(546)	(10,024)	(39)	57,146
Net income	—	—	—	—	—	—	—	14,730	—	14,730	$14,730
Unrealized gains on investments, net of tax	—	—	—	—	—	—	—	—	83	83	83

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$14,813

Issuance of common stock upon exercise of stock options and releases of restricted stock awards	—	—	368,690	—	711	—	—	—	—	711
Tax effect from issuance of restricted stock awards	—	—	(4,684)	—	(53)	—		—	—	(53)
Amortization of deferred stock-based compensation	—	—	—	—		—	360	—	—	360
Forfeitures of deferred stock-based compensation	—	—	—	—	(84)	—	26	—	—	(58)
Cancellation of shares issued to consultant under stock award	—	—	(3,750)	—	—	—	—	—	—	—
Shares issued to consultant under stock award	—	—	625	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,246	—	—	—	—	4,246
Tax benefits from stock-based compensation	—	—	—	—	900	—	—	—	—	900

BALANCE—December 31, 2007	—	$—	20,889,349	$21	$73,454	$—	$(160)	$4,706	$44	$78,065

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$14,730	$13,222	$4,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	321	192
Stock-based compensation	4,548	2,267	900
Tax benefit from employee equity incentive plan	847	902	—
Excess tax benefits from stock-based compensation	(23)	(15)	—
Deferred income taxes	(5,435)	—	—
Changes in assets and liabilities:
Accounts receivable	670	287	(2,471)
Inventory	(170)	(1,471)	(1,675)
Prepaid expenses and other current assets	(47)	(970)	756
Other assets	(42)	(49)	10
Accounts payable	(564)	2,137	416
Accrued liabilities	(811)	1,680	987
Restructuring accrual	—	—	(103)
Deferred rent	165	(54)	20

Net cash provided by operating activities	14,363	18,257	3,573

Cash flows from investing activities
Purchase of property and equipment	(1,308)	(481)	(250)
Change in restricted cash	—	—	100
Purchase of investments	(93,660)	(102,476)	—
Proceeds from maturities of short-term investments	93,847	61,914	7,552

Net cash provided by (used in) investing activities	(1,121)	(41,043)	7,402
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of offering costs	—	19,368	—
Proceeds from issuance of Series F redeemable preferred shares	—	—	2,909
Proceeds from exercise of stock options	711	622	369
Excess tax benefits from stock-based compensation	23	15	—
Collections on notes receivable from stockholders	—	—	438
Payment of deferred offering costs	—	—	(778)

Net cash provided by financing activities	734	20,005	2,938

Net increase (decrease) in cash and cash equivalents	13,976	(2,781)	13,913
Cash and cash equivalents, beginning of the year	13,201	15,982	2,069

Cash and cash equivalents, end of the year	$27,177	$13,201	$15,982

Supplemental cash flow information: income taxes paid	$3,578	$897	$18
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$40,777	$—
Deferred stock-based compensation related to stock option grants	$—	$—	$1,515
Reversals of deferred stock-based compensation for cancellation of stock options	$—	$281	$490
Accrued offering costs	$—	$—	$1,024
Accrued equipment costs	$35	$31	$—

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization.    Techwell, Inc. ("Techwell" or the "Company") was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006. Techwell is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets.

        The Company's international offices include subsidiaries in China and Japan and branch offices in South Korea and Taiwan. Our Japan subsidiary is involved in both product development and technical marketing support. Our China subsidiary and our Taiwan and Korea branches primarily provide marketing support.

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

        Investments.    The Company accounts for its investments in debt and equity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company calculates the fair value of its investments using quoted market prices. Investments purchased with a remaining maturity of greater than three months are considered available-for-sale and are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity and included in "Accumulated other comprehensive loss". Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented.

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions and the Company's investments have investment grade ratings. Additionally, the Company limits the amount invested by maturity, type of security and issuer. The Company's accounts receivable are substantially derived from customers located in Asia. The Company generally requires letters of credit or advance payments from customers. The Company also performs credit evaluations of its customers and provides credit to certain customers in the normal course of business. The Company has not incurred bad debt write-offs during any of the periods presented.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The accounts receivable and revenues from customers representing 10% or more of total revenues and accounts receivables are as follows:

	Accounts Receivable		Revenues
			Years Ended December 31,
	December 31,
Customer
	2007	2006	2007	2006	2005
A	14%	16%	22%	15%	10%
B	28	14	*	*	*
C	19	*	*	*	10
D	*	*	*	10	*
E	*	27	*	*	*
F	*	*	*	12	*

*
less than 10%

        Concentration of Supplier Risk.    The Company is a fabless producer of semiconductors and is dependent on two subcontractors for substantially all of its production requirements. The failure of either subcontractor to fulfill the production requirements of the Company on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in either subcontractor would cause delays in the Company's products and potential significant loss of revenue.

        Inventory.    Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. Inventory consists of work in process (principally processed wafers and products at third party assembly and test subcontractors) and finished goods. The Company's products are subject to rapid technological obsolescence and severe price competition. Should the Company experience a substantial unanticipated decline in the selling price of, or demand for, its products, a significant charge to operations could result. The Company evaluates inventory for excess and obsolescence and writes off units which are not expected to be sold based upon demand forecasts. If actual future demand for the Company's products is less than amounts forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. In the years ended December 31, 2007, 2006 and 2005, the Company recorded inventory write-downs of $0.8 million, $0.7 million and $0.5 million, respectively, due to excess and obsolete inventory and lower-of-cost or market markdown.

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

        Long-Lived Assets.    Long-lived assets include equipment and furniture and fixtures. The Company evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future net cash flows expected to result from the use of the asset

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and its eventual disposition is less than its carrying amount, the Company would measure an impairment loss in an amount equal to the excess of the carrying amount over the fair value.

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

        Customers have no rights of return except pursuant to the Company's product warranty. The Company has no other post-shipment obligations and sales are not subject to customer acceptance provisions.

        Product Warranty.    The Company offers an 18-month product replacement warranty. The Company accrues for estimated returns of defective products based on historical activity at the time revenue is recognized. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. However, returns of defective products have been infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material for the periods presented. A summary of the accrued warranty, which is included in accrued liabilities, is as follows (in thousands):

	Years Ended December 31,
	2007	2006
Balance at beginning of the period	$47	$50
Accruals for sales in the period	25	24
Costs incurred	(22)	(27)

Balance at end of the period	$50	$47

        Research and Development.    Research and development costs are expensed as incurred.

        Advertising Costs.    Advertising costs are expensed as incurred and are not significant in any of the periods presented.

        Income Taxes.    The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of December 31, 2007, the Company's total deferred tax assets were principally comprised of net operating loss carryforwards, research tax credit carryforwards, stock-based compensation expenses, and expense accruals.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As required under the provisions of SFAS No. 109, the Company assessed the recoverability of its deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed.

        The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings.

        Stock-Based Compensation.    Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to our adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, relates to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services and SFAS No. 123(R).

        The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the years ended December 31, 2007 and 2006, stock based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

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

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following assumptions are used to value stock options granted in the years presented:

	Year Ended December 31
	2007	2006
Expected term in years	6.08	6.08
Risk-free interest rate	4.55–4.78%	4.55–5.0%
Expected volatility	65.1–70.6%	72.6–74.1%
Dividend yield	0%	0%

        Compensation expense for restricted stock awards is determined using the fair value of Company's stock on the date of the grant and is recognized on a straight-line basis over the service period.

        Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock options and restricted stock awards in future periods primarily as a result of our adoption of SFAS No. 123(R).

        SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company recorded excess tax benefits of $23,000 and $15,000 in the year ended December 31, 2007 and 2006, respectively.

        Net Income (Loss) Per Share.    The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock,

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

common stock options, and common stock subject to repurchase. A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Weighted average common shares outstanding	20,814	12,845	4,041
Weighted average shares subject to repurchase	(42)	(73)	(48)

Shares used to calculate basic net income per share	20,772	12,772	3,993

Effect of dilutive securities:
Convertible preferred stock	—	6,143	12,674
Common stock options and unvested common shares subject to repurchase or cancellation	1,046	1,623	1,767

Dilutive potential common stock	1,046	7,766	14,441

Shares used to calculate diluted net income per share	21,818	20,538	18,434

        For the year ended December 31, 2005, the weighted shares used to calculate diluted net income per share include the effect of the convertible preferred stock. The completion of the Company's IPO in June 2006 resulted in the conversion to common stock of all outstanding shares of convertible preferred stock. As a consequence, the shares used to calculate basic net income per share have increased by the weighted average impact of the 12,777,118 shares of common stock issued on conversion of the convertible preferred stock and the 2,540,225 shares of common stock issued in the IPO and 130,000 shares of common stock issued in July 2006 following the underwriters' partial exercise of their over-allotment option related to the IPO. No additional potentially dilutive securities were outstanding at December 31, 2007 and 2006.

        Other Comprehensive Income (Loss).    The Company accounts for other comprehensive income (loss) under the provisions SFAS No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. At December 31, 2007 and 2006, accumulated other comprehensive income (loss) consists of net unrealized gains and losses on available-for-sale investments. There were no unrealized gains or losses on investments in the year ended December 31, 2005.

Recent Accounting Pronouncements.

        In June 2006, the FASB issued FIN No. 48, Accounting for Income Tax Uncertainties. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

uncertainties. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment to our results of operations and financial position.

        In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 will not have a material impact on our consolidated financial positions, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated financial position, results of operations or cash flows.

        In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. We are currently evaluating the potential impact of this pronouncement on our consolidated financial position, results of operations or cash flows.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS

        The following is a summary of the Company's cash equivalents and investments at December 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$9,077	$8	$—	$9,085
Auction rate securities	11,600	—	—	11,600
Corporate bonds	17,002	33	—	17,035
U.S. Treasury and agency securities	3,500	3	—	3,503
Money market funds	24,284	—	—	24,284

Total	$65,463	$44	$—	$65,507

Amounts included in:
Cash equivalents				$24,284
Short-term investments				33,384
Long-term investments				7,839

Total securities				$65,507

        The following is a summary of Techwell's cash equivalents and investments at December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$18,476	$—	$(22)	$18,454
Auction rate securities	15,375	—	—	15,375
Corporate bonds	2,962	—	(8)	2,954
U.S. Treasury and agency securities	5,977	—	(10)	5,967
Money market funds	5,923	1	—	5,924

Total	$48,713	$1	$(40)	$48,674

Amounts included in:
Cash equivalents				$7,347
Short-term investments				36,364
Long-term investments				4,963

Total securities				$48,674

        Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due primarily to interest rate changes. At maturity, the Company expects to receive the full principal and interest on these securities. At December 31, 2007 and 2006, each of the securities has been in a loss position for less than 12 months. The effective maturities of the Company's investments are $57.7 million within one year and $7.8 million in two years at December 31, 2007. The effective maturities of Company's investments are $43.7 million within one year and $5.0 million in two years at December 31, 2006.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS (Continued)

        At February 29, 2008, the Company held approximately $7.1 million of investments, classified as current assets, with an auction reset feature, which are referred to as "auction rate securities", whose underlying assets are generally student loans which are substantially backed by the federal government. The Company's holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in February 2008. In February 2008, auctions failed for the Company's auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in its investment portfolio will continue to succeed and as a result the Company's ability to liquidate its investment and fully recover the carrying value of these investments in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of the Company's auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. The Company believes that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. The Company is continuing to evaluate the credit quality, classification and valuation of its auction rate securities; however, the Company is not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time.

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

  Inventory:

	December 31,
	2007	2006
	(in thousands)
Finished goods	$3,194	$1,702
Work in process	1,559	2,882

	$4,753	$4,584

  Property and equipment, net:

	December 31,
	2007	2006
	(in thousands)
Equipment	$1,727	$1,029
Software	546	215
Furniture and fixtures	279	317
Leasehold improvements	414	146

	2,966	1,707
Less accumulated depreciation and amortization	(1,495)	(1,082)

	$1,471	$625

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (Continued)

  Accrued liabilities:

	December 31,
	2007	2006
	(in thousands)
Accrued compensation	$1,008	$1,988
Accrued inventory purchases	461	279
Customer advances	280	325
Income taxes payable	204	—
Accrued tape out expenses	158	6
Legal and professional services fees	116	271
Exercise of unvested stock options	62	110
Other	245	365

	$2,534	$3,344

4. RESTRUCTURING COSTS

        During the year ended December 31, 2004, the Company moved its corporate headquarters and business operations to another leased office facility in the United States. The Company incurred restructuring costs for the remaining lease payments for its previous office facility lease. Restructuring costs are as follows (in thousands):

December 31, 2005
Restructuring costs accrued at beginning of the year	$103
Restructuring costs expensed	—
Restructuring costs paid in the year	103

Restructuring costs accrued at end of the year	$—

5. STOCKHOLDERS' EQUITY

        Initial Public Offering of Common Stock.    In June 2006, the Company completed its IPO and issued 2,540,225 shares of its common stock at a price of $9.00 per share. The Company received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs. In July 2006, the Company received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters' partial exercise of their over-allotment option related to the Company's IPO.

        Redeemable Convertible Preferred Stock.    Simultaneously with the closing of the IPO in June 2006, each outstanding share of redeemable convertible preferred stock was automatically converted into one

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCKHOLDERS' EQUITY (Continued)

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

6. STOCK INCENTIVE PLANS

        In 1997 and 2001, the Company adopted stock option plans (the "Plans") and reserved a total of 6,500,000 shares of common stock for issuance under the Plans. In November 2005, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan") and reserved an aggregate of 1,990,000 shares of common stock for issuance under the 2006 Plan. The 2006 Plan became effective upon the completion of the Company's IPO at which time 898,726 shares of common stock originally authorized for issuance under the Plans were cancelled. The Plans and the 2006 Plan (collectively the "Incentive Plans") provide for the grant of stock options, restricted stock, stock units and stock appreciation rights to employees, consultants and directors. The 2006 Plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each succeeding year. At December 31, 2007, the Company had reserved 4,512,890 shares of common stock for issuance under the Incentive Plans. On January 1, 2008, the shares reserved for issuance under the Company's Incentive Plans increased by 836,607 shares.

        Under the terms of the Incentive Plans, incentive options may be granted only to employees at a price not to be less than 100 percent of the fair market value of the Company's common stock on the grant date. Nonstatutory options may be granted at a price that is not less than 85 percent of the fair market value on the date of grant. Options and restricted stock granted under the Incentive Plans have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Incentive Plans.

        Certain options granted under the Incentive Plans are fully exercisable on and after the date of grant, subject to the Company's right to repurchase from an optionee, at the optionee's original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the optionee's employment, with or without cause. The Company's right lapses as shares subject to the option become vested. At December 31, 2007, 25,834 shares were subject to repurchase pursuant to these provisions.

        At December 31, 2007, 1,245,657 shares were available for grant under the Incentive Plans.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK INCENTIVE PLANS (Continued)

        Stock option activity is summarized as follows (change dates and amount):

	Number Outstanding	Weighted-Average Exercise Price
Options outstanding at January 1, 2005 (1,890,016 shares exercisable at a weighted-average price of $0.60)	2,615,062	$0.69
Options granted	763,062	$2.39
Options exercised	(680,604)	$0.54
Options cancelled	(279,792)	$1.07

Options outstanding at December 31, 2005 (1,244,418 shares exercisable at a weighted-average price of $0.66)	2,417,728	$1.22
Options granted	757,000	$10.41
Options exercised	(707,067)	$0.88
Options cancelled	(245,232)	$3.54

Options Outstanding at December 31, 2006 (959,283 shares exercisable at a weighted-average exercise price of $1.02)	2,222,429	$4.20
Options granted	625,000	$13.96
Options exercised	(352,797)	$2.02
Options cancelled	(105,631)	$7.20

Options outstanding at December 31, 2007 (1,135,573 shares exercisable at a weighted-average exercise price of $3.04)	2,389,001	$6.94

Options vested and expected to vest at December 31, 2007	2,230,831	$6.73

        The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable at December 31, 2007, is $9.7 million, $11.4 million and $9.1 million, respectively. The weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable at December 31, 2007, is 7.01 years, 6.91 years and 5.30 years, respectively.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK INCENTIVE PLANS (Continued)

        The stock options outstanding and exercisable by exercise price at December 31, 2007, are as follows:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.45	512,666	2.72	$0.45	512,666	$0.45
$0.90	273,843	6.32	$0.90	214,023	$0.90
$1.50–$3.00	265,282	7.55	$1.69	115,756	$1.58
$4.00–$10.00	294,356	8.15	$7.08	117,349	$7.01
$11.00–$11.00	336,063	8.25	$11.00	148,553	$11.00
$12.38–$13.84	76,791	9.06	$13.24	10,457	$12.38
$13.94–$13.94	525,000	9.14	$13.94	—	—
$14.00–$15.11	90,000	9.17	$14.35	12,707	14.80
$16.27–$16.27	5,000	9.01	$16.27	1,250	16.27
$17.24–$17.24	10,000	8.92	$17.24	2,812	17.24

	2,389,001	7.01	$6.94	1,135,573	$3.04

        Restricted stock award activity is summarized as follows:

	Number of Shares	Weighted-Average Fair Value
Restricted stock awards outstanding at January 1, 2006	—	$—
Restricted stock awards granted	92,500	$14.83
Restricted stock awards vested	(5,000)	$10.00
Restricted stock awards cancelled	(25,000)	$15.11

Restricted stock awards outstanding at January 1, 2007	62,500	$15.11
Restricted stock awards granted	913,500	$13.92
Restricted stock awards vested	(17,768)	$16.67
Restricted stock awards cancelled	(80,000)	$15.13

Restricted stock awards outstanding at December 31, 2007	878,232	$13.84

7. STOCK-BASED COMPENSATION

        As discussed in Note 1, the Company adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. Under SFAS 123(R), the Company estimates the fair value of stock options granted after December 31, 2005 on the grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution.

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $7.7 million and $2.5 million respectively.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        Prior to adoption of SFAS 123(R), the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, the Company recorded deferred stock compensation equal to the difference between the exercise price and deemed fair value of the Company's common stock on the date of grant.

        Employee Options.    In connection with certain employee stock option grants prior to adoption of SFAS 123(R) on January 1, 2006, the Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the underlying stock over the stock option exercise price at the date of grant, which is being amortized over the vesting periods of the related options and stock, generally four years, using the multiple grant method described in Note 1. Future compensation charges are subject to reduction for any employee who terminates employment prior to such employee's option vesting date.

        During the year ended December 31, 2005, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value per Share	Weighted-Average Intrinsic Value per Share
March 31, 2005	30,000	$0.90	$2.80	$1.90
June 30, 2005	312,062	$1.50	$3.35	$1.85
September 30, 2005	80,000	$1.50	$3.99	$2.49
December 31, 2005	291,000	$3.75	$5.26	$1.51

        The weighted-average fair value per share of options granted during the year ended December 31, 2005, and accounted for using the intrinsic value measurement provisions of APB Opinion No. 25, was $4.17. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

        As discussed in Note 1, the Company adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. The weighted-average grant-date fair value of options granted in the years ended December 31, 2007 and 2006 and accounted in accordance with SFAS 123(R) is $9.28 and $7.08 per share. The fair value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period).

        Consultant Options and Awards.    In both of the years ended December 31, 2006 and 2005, the Company granted stock options to purchase 50,000 of common stock to consultants in exchange for services at exercise prices ranging from nil to $6.00 per share. In year ended December 31, 2007 and 2006, the Company granted restricted stock awards of 7,000 shares and 5,000 shares of common stock, respectively, to consultants in exchange for services.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

        The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model. The following table sets forth assumptions that were used in determining the fair value of options granted to consultants for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Contractual life	10 years	10 years
Risk-free interest rates	4.55%	3.88–4.39%
Volatility	74.1%	50.0%
Dividend yield	0%	0%

        In the year ended December 31, 2007, the Company recorded $64,000 of stock compensation expenses for consultants for restricted stock awards granted during the year. The Company recorded $0.6 million of stock compensation expense for consultants for options and restricted stock awards granted in the year ended December 31, 2006 that were immediately vested at grant. The Company recorded $92,000 from amortization of deferred stock compensation expense for consultants in the year ended December 31, 2005. At December 31, 2007 and 2006, there was no unamortized deferred stock-based compensation related to stock options or awards granted to consultants.

        Stock-Based Compensation Expense.    The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of revenues	$297	$117	$31
Research and development	1,830	1,100	427
Selling, general and administrative	2,423	1,050	442
Related tax effect	(1,391)	(68)	—

Total stock-based compensation expense	$3,159	$2,199	$900

        The total compensation cost attributable to activities capitalized in inventory was not significant in any of the periods presented.

        Future Amortization of Deferred Stock-based Compensation.    Total compensation cost, excluding estimated future forfeitures, of options granted but not yet vested as of December 31, 2007 was $7.2 million, which is expected to be recognized over the weighted-average period of 1.49 years. Total compensation cost of restricted stock awards granted but not yet vested as of December 31, 2007 was $10.2 million, which is expected to be recognized over the weighted-average period of 1.82 years.

8. COMMITMENTS AND CONTINGENCIES

        Leases.    The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2011.

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $0.5 million and $0.5 million respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2008	$527
Year ending December 31, 2009	317
Year ending December 31, 2010	307
Year ending December 31, 2011	319
Thereafter	—

$1,470

        Purchase Commitments.    As of December 31, 2007, the Company has purchase commitments of $2.5 million with its inventory suppliers with due dates within the next twelve months. Both the quantities and purchase prices are fixed in the noncancelable commitments.

9. STOCKHOLDER NOTES RECEIVABLE

        At December 31, 2004, the Company held full recourse promissory notes receivable totaling $0.4 million due from certain officers and employees of the Company. These notes were repaid in full in 2005. The full recourse promissory notes bore interest at rates ranging from 3 percent to 6 percent, which rates were deemed to be below market rates for the individuals. Interest and principal on the notes were payable at the maturity dates of the notes, which ranged from December 2007 to January 2008. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, during the years ended December 31, 2004 and 2005, the Company recorded deferred compensation of $13,000 and none, respectively. During the years ended December 31, 2004 and 2005, the Company amortized $25,000 and none of deferred stock compensation for the full-recourse promissory notes, respectively.

10. INCOME TAXES

        The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$14,005	$14,451	$4,680
Foreign	207	69	21

Income before income taxes	$14,212	$14,520	$4,701

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The components of the provision for (benefit from) income taxes are as follows (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$4,840	$1,258	$110
State	24	30	33
Foreign	53	10	17

Total current	4,917	1,298	160

Deferred
Federal	(4,444)	—	—
State	(991)	—	—

Total deferred	(5,435)	—	—

Total provision for (benefit from) income taxes	$(518)	$1,298	$160

        The components of deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$323	$2,526
Research and other credits	910	1,238
Stock-based compensation	2,230	1,221
Accruals	2,016	497
Other	(44)	49

Total deferred tax assets	5,435	5,531
Valuation allowance	—	(5,531)

Deferred tax assets	$5,435	$—

        As required under the provisions of SFAS No. 109, the Company assessed the recoverability of its deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As a result of this assessment at September 30, 2007 in which the Company considered its recent history of consecutive profitable quarters and anticipated profit in future periods, the Company released the valuation allowance recorded against its deferred tax assets of approximately $5.5 million as it believes that it is more likely than not the deferred tax assets will be realized in the future.

        At December 31, 2007, the Company had approximately $3.7 million of federal and $0.1 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, these carryforwards will begin to expire beginning in 2022 for federal and and 2014 for state tax purposes. As

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

of December 31, 2007, the Company also has research and other tax credit carryforwards of approximately $0.3 million and $1.6 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2012. The state tax credits can be carried forward indefinitely. The Company also has a California alternative minimum tax credit carryover of $48,000, and this credit does not expire.

        The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
U.S. statutory federal taxes at statutory rate	35.0%	35.0%	34.0%
State taxes—net of federal benefit	1.5	1.6	5.8
Research and development credits	(4.4)	(2.6)	(2.6)
Difference between U.S. statutory rate and foreign effective rate	—	—	0.2
Stock-based compensation	1.9	1.4	3.3
Other	1.2	(2.9)	0.9
Change in valuation allowance	(38.8)	(23.6)	(38.2)

Effective tax rate	(3.6)%	8.9%	3.4%

        The Company's ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code Sections 382 and 383. As a consequence, a portion of the Company's net operating loss carryforwards are subject to an annual limitation on utilization of approximately $3 million, which is cumulative.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2007	$410
Gross increases—tax position in prior period	—
Gross decreases—tax position in prior period	—
Gross increases—tax positions related to the current year	198
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$608

        Included in the balance at December 31, 2007 are $0.6 million of tax positions for which the ultimate deductibility is highly certain but for which we have uncertainty about our willingness to settle

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

with the examiner in the case of an audit. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.5 million. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. We have not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1997 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

        The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits in operating expenses. During the year ended December 31, 2007, the Company recognized approximately $6,000 in interest and no penalties.

        United States federal income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries. These undistributed earnings aggregated less than $0.2 million at December 31, 2007, and it is the Company's intention that such undistributed earnings be permanently reinvested offshore. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

11. EMPLOYEE BENEFIT PLAN

        The Company sponsors a 401(k) savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax basis, an amount of their annual compensation, not to exceed a maximum contribution pursuant to Section 401(k) of the Internal Revenue Code. The Company may contribute to the plan on a discretionary basis, but is not required, nor has it contributed, to the plan for the years ended December 31, 2005, 2006 and 2007. The contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan.

12. RELATED PARTY TRANSACTIONS

        One of the Company's Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $24,000, $0.2 million and $0.3 million from this law firm for legal services in the years ended December 31, 2007, 2006, and 2005, respectively. The amount payable to this law firm was $4,000 and $17,000 at December 31, 2007 and 2006, respectively.

13. SEGMENT INFORMATION

        The Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications in the consumer, security surveillance and automotive markets. The Company's chief operating decision maker is the Chief Executive Officer.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT INFORMATION (Continued)

        The percentage of total revenues by geographic location are as follows:

	Years Ended December 31,
	2007	2006	2005
Taiwan	40%	43%	38%
South Korea	29	31	41
China	26	21	16
Japan	3	3	4
United States	1	1	1
Other	1	1	—

        Revenues by product line are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Security Surveillance(1)	$40,571	$27,684	$13,804
Video Decoders(2)	12,344	18,183	16,142
LCD Display(3)	6,015	6,916	4,997
Other(4)	957	929	1,108

Total revenues	$59,887	$53,712	$36,051

(1)
Consists of application specific products designed for use in security surveillance systems.

(2)
Consists of video decoders designed for use in the consumer, security surveillance and automotive markets. Revenues from video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)
Consists of application specific products designed for use in LCD displays.

(4)
Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

        The following is a summary of long-lived assets by geographic region (in thousands):

	December 31,
Country
	2007	2006
United States	$1,187	$544
Taiwan	67	64
South Korea	39	12
China	45	5
Japan	133	—

Total	$1,471	$625

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes are designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit for the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors;

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements; and

  •
  provide reasonable assurance as to the detection of fraud.

        Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

        Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2007, such internal control over financial reporting is effective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Our independent registered public accountants, Deloitte & Touche LLP, with direct access to our Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by us and our internal control over financial reporting. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Their report on our internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Techwell, Inc.

San Jose, California:

        We have audited the internal control over financial reporting of Techwell, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraph regarding (1) the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007 and (2) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 12, 2008

ITEM 9B.    Other Information

        Our chief executive officer, chief financial officer, chief technical officer and a member of our board of directors entered into stock selling plans between December 2006 and February 2007 that are intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Company's insider trading policy. Rule 10b5-1 allows corporate insiders to establish pre-arranged written stock trading plans at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent pre-arranged transactions under the Rule 10b5-1 plan from being executed.

PART III

ITEM 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        The information required by this item is included under the captions Directors and Nominees, Board Meetings, Committees of the Board of Directors, Director Nominations, Stockholder Communications with the Board of Directors, Director Compensation, Compensation Committee Interlocks and Insider Participation, in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information required by this item is included under the captions Compensation Discussion and Analysis, Employment, Severance and Change of Control Agreements, Summary Compensation Table, Grant of 2006 Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End Table, Option Exercises and Stock Vesting Table, Pension Benefits, Nonqualified Deferred Compensation, in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption Security Ownership of Certain Beneficial Owners and Management and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption Equity Compensation Plan Information in each case in our Proxy Statement related to the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by this item is included under the captions "Certain Relationships and Related Party Transactions" in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is included under the captions Principal Accounting Fees and Services and Audit Committee Pre-Approval Policies and Procedures in our Proxy Statement related to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this report

(1)   Financial Statements

        The following financial statements and related report are included in Item 8 of this Report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets

  •
  Consolidated Statements of Operations

  •
  Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Convertible Preferred Stock and Comprehensive Income

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

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate.
10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10**	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006
10.11	Form of change of control severance agreement.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see signature page).
31.1***	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the same number exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-130965), declared effective by the Securities and Exchange Commission on June 21, 2006.

**
Incorporated by reference from the Company's Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on November 8, 2006.

***
The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Techwell, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHWELL, INC.
March 12, 2008	By:	/s/ FUMIHIRO KOZATO Fumihiro Kozato President and Chief Executive Officer

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

Name	Title	Date

/s/ FUMIHIRO KOZATO Fumihiro Kozato	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008
/s/ MARK VOLL Mark Voll	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008
/s/ ROBERT D. COCHRAN Robert D. Cochran	Director	March 12, 2008
/s/ RICHARD H. KIMBALL Richard H. Kimball	Director	March 12, 2008

/s/ C.J. KOOMEN Dr. C.J. Koomen	Director	March 12, 2008
/s/ JUSTINE LIEN Justine Lien	Director	March 12, 2008
/s/ PHILLIP J. SALSBURY Dr. Phillip J. Salsbury	Director	March 12, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate.
10.1*	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10**	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006
10.11	Form of change of control severance agreement.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see signature page).
31.1***	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the same number exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-130965), declared effective by the Securities and Exchange Commission on June 21, 2006.

**
Incorporated by reference from the Company's Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on November 8, 2006.

***
The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.