Form 10-Q
period 2008-03-31
TECHWELL INC
filed 2008-05-08
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2008, 21,049,698 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1.            Financial Statements

TECHWELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$35,902	$27,177
Short-term investments	21,248	33,384
Total cash, cash equivalents and short-term investments	57,150	60,561
Accounts receivable	2,161	2,095
Inventory	5,309	4,753
Deferred income tax assets	1,823	2,016
Prepaid expenses and other current assets	1,684	1,456
Total current assets	68,127	70,881
Property and equipment, net	1,396	1,471
Long-term investments	14,028	7,839
Deferred income tax assets	3,671	3,419
Other assets	141	127
Total assets	$87,363	$83,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,413	$2,973
Accrued liabilities	3,508	2,534
Total current liabilities	5,921	5,507
Deferred rent	154	165
Total liabilities	6,075	5,672

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 21,001,356 shares and 20,889,349 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	21	21
Additional paid-in capital	74,960	73,454
Deferred stock-based compensation	(101)	(160)
Accumulated other comprehensive gain (loss)	(169)	44
Retained earnings	6,577	4,706
Total stockholders’ equity	81,288	78,065
Total liabilities and stockholders’ equity	$87,363	$83,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$15,607	$13,517
Cost of revenues	6,061	5,791
Gross profit	9,546	7,726

Operating expenses:
Research and development	3,549	2,215
Selling, general and administrative	3,692	2,758
Total operating expenses	7,241	4,973

Income from operations	2,305	2,753
Interest income	755	679

Income before income taxes	3,060	3,432
Income tax provision	1,189	968
Net income	$1,871	$2,464

Basic net income per share	$0.09	$0.12

Diluted net income per share	$0.09	$0.11

Weighted average shares used in computing net income per share:
Basic	20,926	20,637
Diluted	21,821	21,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,871	$2,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	83
Stock-based compensation	1,457	749
Tax benefit from employee equity incentive plan	6	655
Deferred income tax	(59)	—
Changes in assets and liabilities:
Accounts receivable	(66)	(105)
Inventory	(556)	785
Prepaid expenses and other current assets	(228)	177
Other assets	(14)	(64)
Accounts payable	(495)	(923)
Accrued liabilities	(161)	(1,668)
Accrued taxes	1,133	113
Deferred rent	(11)	—
Net cash provided by operating activities	3,057	2,266
Cash flows from investing activities:
Purchases of property and equipment	(168)	(121)
Purchases of investments	(14,363)	(20,291)
Proceeds from maturities of investments	20,097	19,331
Net cash provided by (used in) investing activities	5,566	(1,081)
Cash flows from financing activities:
Proceeds from exercise of stock options	102	290
Net cash provided by financing activities	102	290
Net increase in cash and cash equivalents	8,725	1,475
Cash and cash equivalents at beginning of period	27,177	13,201
Cash and cash equivalents at end of period	$35,902	$14,676

Supplemental cash flow information — income tax paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrued equipment purchase costs	$(62)	$8
Reversal of deferred stock-based compensation for cancellation of stock options	$49	$30
Increase (decrease) in other comprehensive income	$(213)	$6

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of and for the year then ended. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash equivalents, short-term and long-term marketable securities. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to SFAS No. 157, Fair Value Measurement, or SFAS No. 157, the Company adopted the provisions of SFAS No. 157 effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments. The change in unrealized losses on investments, net of tax, was an increase of $0.2 million in the three months ended March 31, 2008 and a reduction of $6,000 in the three months ended March 31, 2007.

Note 2. Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. At March 31, 2008, the total number of shares available for issuance under the Plans is 1,830,729. Stock options and awards granted under the Plans may have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans. At March 31, 2008, 18,334 shares exercised prior to vesting are subject to repurchase by the Company.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, continues to be recognized as the options vest. Accordingly, for the three months ended March 31, 2008 and 2007, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$113	$45
Research and development	693	318
Selling, general and administrative	871	386
Related tax effect	(598)	(158)
Total stock-based compensation expense	$1,079	$591

Total compensation cost attributable to activities capitalized into inventory was not significant in all periods presented. Stock-based compensation expense in the three months ended March 31, 2008 and 2007 includes $5,000 and $0, respectively, for immediately vested options granted to consultants.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for these options (excess tax benefits) to be classified as cash from financing activities.

Note 3. Net Income per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per share is calculated by dividing net income by the weighted average number of common stock shares outstanding during the period excluding shares subject to repurchase. Diluted net income per share reflects the effects of potentially dilutive securities, which consist of common stock options, restricted stock awards and common stock subject to repurchase.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average common shares outstanding	20,949	20,690
Weighted average shares subject to repurchase	(23)	(53)
Shares used to calculate basic net income per share	20,926	20,637
Effective of dilutive securities
Restricted stock awards	24	2
Common stock options	871	1, 188
Diluted potential common stock	895	1,190
Shares used to calculate diluted net income per share	21,821	21,827

Note 4. Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS No. 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of March 31, 2008, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation, and other accruals.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or other foreign jurisdictions.

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109. In the three months ended March 31, 2008 and 2007, the effective tax rate differed from the statutory federal income tax rate primarily because of the impact of state income taxes.

Note 5. Financial Instruments

The Company’s investments are considered available-for-sale and primarily consist of corporate bonds, US government agency securities, commercial paper and auction rate securities, or ARS. These securities other than ARS are carried at fair market value based on market quotes. The ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investment on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would settle.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS No. 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on our financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

As of March 31, 2008, the Company had $6.8 million of auction rate securities, the fair value of which has been measured using Level 3 inputs. These ARS are collateralized mostly with Student Loan Auction Rate Certificates. The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS, therefore the Company transferred them from Level 1 to Level 3 category as of March 31, 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances. Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.3 million, which was deemed temporary as the Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investments on its condensed consolidated balance sheet because of the Company’s belief that it will take longer than one year for its investments in ARS to settle.

The fair value decline in ARS of approximately $0.3 million was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss as of March 31, 2008. Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented. The change in unrealized losses on investments, net of tax, in the three months ended March 31, 2008 and 2007, was an increase of $0.2 million and a reduction of $6,000, respectively.

Fair value measurements of financial assets carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$32,834	$—	$—	$32,834
Corporate bonds	17,282	—	—	17,282
Municipal bonds	1,000	—	—	1,000
Commercial paper	10,199	—	—	10,199
Auction rate securities	—	—	6,795	6,795
Total	$61,315	$—	$6,795	$68,110
Amount included in:
Cash and cash equivalents	$32,834	$—	$—	$32,834
Short-term investments	21,248	—	—	21,248
Long-term investments	7,233	—	6,795	14,028
Total	$61,315	$—	$6,795	$68,110

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Total
Beginning balances as of January 1, 2008	$—
Total unrealized gains (loss) included in accumulated other
comprehensive gain (loss)	(305)
Transfer in and/or out of Level 3	7,100
Ending balances as of March 31, 2008	$6,795

Note 6. Details of Certain Balance Sheet Components

Inventory (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$3,134	$3,194
Work in process	2,175	1,559

	$5,309	$4,753

Property and equipment, net (in thousands):

	March 31, 2008	December 31, 2007
Equipment	$1,768	$1,727
Software	587	546
Furniture and fixtures	284	279
Leasehold improvements	432	414

	3,071	2,966
Less accumulated depreciation and amortization	(1,675)	(1,495)

	$1,396	$1,471

Accrued liabilities (in thousands):

	March 31, 2008	December 31, 2007
Accrued compensation	$830	$1,008
Accrued inventory purchases	357	461
Customer advances	442	280
Taxes payable	1,337	204
Accrued tape out expenses	41	158
Legal and professional services fees	108	116
Exercise of unvested stock options	50	62
Other	343	245

	$3,508	$2,534

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

The percentage of total revenues by geographic location are as follows:

	Three Months Ended
	March 31,
	2008	2007
Taiwan	34%	44%
South Korea	30	33
China	28	19
Japan	6	2
United States	1	1
Other	1	1
Total	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Security Surveillance(1)	$11,609	$8,908
Video Decoders(2)	2,112	2,639
LCD Display(3)	1,697	1,607
Other(4)	189	363
Total	$15,607	$13,517

(1)	Consists of application specific products designed for use in security surveillance systems.

(2)

Consists of video decoders designed for use in the security surveillance, automotive and consumer markets. Revenues from video decoders used in security surveillance systems and liquid crystal display, or LCD displays, are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)	Consists of application specific products designed for use in LCD displays.

(4)	Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	March 31, 2008	December 31, 2007
United States	$1,136	$1,187
Taiwan	62	67
South Korea	26	39
China	39	45
Japan	133	133

Total	$1,396	$1,471

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at		Revenues
			Three Months Ended
	March 31,	December 31,	March 31,
Customer	2008	2007	2008	2007
A	14%	14%	27%	16%
B	*	28	*	13
C	13	19	*	*
D	11	*	13	*
E	11	*	*	*
F	10	*	*	*
G	10	*	*	*
H	*	*	*	10

*  less than 10%

Note 8. Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides legal services to the Company. The Company incurred fees of $9,000 and $6,000 from this law firm for legal services in the three months ended March 31, 2008 and 2007, respectively. The amount payable to this law firm was $4,000 at March 31, 2008 and December 31, 2007. This Board member also receives compensation in accordance with the Company’s compensation program for non-employee directors.

Note 9. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, the Company adopted EITF No. 07-3. The adoption of EITF No. 07-03 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2008 and our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

Overview

We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance, automotive, consumer and PC markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include security surveillance systems, in-car LCD displays, advanced TVs, multifunction LCD monitors, camcorders, DVD recorders and TV tuner cards. These applications receive analog video signals commonly generated by surveillance cameras, by consumer electronics devices such as set-top boxes, DVD recorders, VCRs and camcorders, and to a lesser extent by over-the-air TV broadcasts. We design application specific products that enable the conversion of analog video sources to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the quarter ended March 31, 2008.

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

Our LCD display products integrate important functions required to display popular analog video, high definition video and PC graphics signals on an LCD display. These key functions include a video decoder, deinterlacer and scaler.  In addition, our newer generation LCD display products integrate a timing controller to interface directly with certain types of LCD display and image enhancement functionality to improve overall video quality.  In January 2008, we announced the introduction of five new LCD display processors designed for the automotive markets. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

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

We sell our products to a limited number of distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs.  In 2007, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. In the three months ended March 31, 2008, we derived approximately 73% of our revenues from products sold to distributors and 27% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 79% and 78% of our revenues from our ten largest customers in the three months ended March 31, 2008 and 2007, respectively.  In the three months ended March 31, 2008, two of our customers accounted for 27% and 13% of our revenues, the larger of which was a distributor. In the three months ended March 31, 2007, three of our customers, all of which are distributors, accounted for 16%, 13% and 10% of our revenues, respectively.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both the three months ended March 31, 2008 and 2007. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Taiwan	34%	44%
South Korea	30	33
China	28	19
Japan	6	2
Other	2	2
Total	100%	100%

We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the electronic devices that use our semiconductors are manufactured. As a result of this regional customer concentration, we may be subject to economic, cultural and political events and other developments that impact our customers in Asia. All of our sales currently are denominated in U.S. dollars. Therefore, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Substantially all of our cost of revenues and a majority of our operating expenses are also denominated in U.S. dollars. As a consequence, we believe that our overall exposure to foreign exchange risk is low.

We have international branches in South Korea and Taiwan and we have subsidiaries in China and Japan. At March 31, 2008, 59 of our 147 employees were located in our international offices. These offices provide marketing support to our customers. Our South Korea and Japan offices also perform product development activities.

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

Our revenues increased by 15% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and our net income decreased to $1.9 million for the three months ended March 31, 2008 from $2.5 million for the three months ended March 31, 2007 primarily due to increased stock compensation and income tax expenses. Our revenues increased by 11% for the year ended December 31, 2007 compared to the year ended December 31, 2006 and our net income before income taxes decreased to $14.2 million for the year ended December 31, 2007 from $14.5 million for the year ended December 31, 2006 primarily due to increased compensation related expenses, tape-out expenses, and expenses associated with the expansion of our foreign offices. We may not be able to maintain our recent growth and profitability and our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, warranty obligations, stock-based compensation and valuation of investments of which some of these investments such as auction rate securities do not have observable market quotes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Fair Value Measurements.  Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS No. 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on our financial statements.

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

Accounting for Income Taxes.   We account for income taxes under the provisions of Statement of Financial Standards, or SFAS No. 109,  Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At March 31, 2008, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation expenses and expense accruals.

As required under the provisions of SFAS No. 109, we assess the recoverability of our deferred tax assets.      To assess the likelihood that the deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of March 31, 2008, we believe that our continued and predictable strong earnings provides ample evidence that no valuation allowance is required at this time.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We have not been under the examination of U.S. federal, state or other foreign jurisdictions.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  As a result of the implementation of FIN No. 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings.  As of March 31, 2008, the Company has unrecognized tax benefits of approximately $0.6 million but does not expect its unrecognized tax benefits to change significantly over the next 12 months. We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. For the three months ended March 31, 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values and recognize that expense over the required service period. Prior to our adoption of SFAS No. 123(R), we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion No. 25.

We adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion No. 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three months ended March 31, 2008 and 2007, stock based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion No. 25.

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

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. Since our stock has been actively traded for only a short period of time for the periods through 2007, we used the simplified calculation of expected term described in Staff Accounting Bulletin No. 107 and volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. For the quarter ended March 31, 2008, we performed a review of our assumptions using additional historical data available to us. In the expected term assumption calculation, we started with our additional historical data as suggested by Staff Accounting Bulletin No. 107 and adjusted the historical data for any changes in future expectations. Since we do not have any publicly traded options, we rely exclusively on historical volatility in the expected volatility assumption calculation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on our historical forfeiture experience and is estimated at 10% for all periods presented.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Expected term in years	4.28	6.08
Risk-free interest rate	2.57%	4.60%
Expected volatility	64.0%	70.6%
Dividend yield	0%	0%

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

Results of Operations

                The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
Consolidated Statement of Operations Data:	2008	2007
Revenues	100.0%	100.0%
Cost of revenues*	38.8	42.8
Gross margin	61.2	57.2

Operating expenses:
Research and development*	22.7	16.4
Selling, general and administrative*	23.7	20.4

Total operating expenses	46.4	36.8

Income from operations	14.8	20.4
Interest income	4.8	5.0

Income before income taxes	19.6	25.4
Income taxes provision	7.6	7.2
Net income	12.0%	18.2%

(*)	Percentages include stock-based compensation.

The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007

Cost of revenues	0.7%	0.3%
Research and development	4.4	2.4
Selling, general and administrative	5.6	2.9

Revenues by product line are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Security Surveillance(1)	$11,609	$8,908
Video Decoders(2)	2,112	2,639
LCD Display(3)	1,697	1,607
Other(4)	189	363
Total	$15,607	$13,517

(1)	Consists of application specific products designed for use in security surveillance systems.

(2)

Consists of our video decoders designed for use in the security surveillance, automotive and consumer markets. Revenues from video decoders used in security surveillance systems and LCD displays are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)	Consists of application specific products designed for use in LCD displays.

(4)	Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparisons of the Three Months Ended March 31, 2008 and 2007

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, LCD display and video decoder. All of our sales are denominated in U.S. dollars.

Revenues were $15.6 million for the three months ended March 31, 2008 and $13.5 million for the three months ended March 31, 2007, an increase of 15%. Revenues from our security surveillance products increased approximately $2.7 million or 30% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result of the increase in sales of our integrated four-in-one-video decoder products. Revenues from of our LCD display products increased slightly by approximately $0.1 million or 6% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result of continuing demands in the automotive market of vehicles installed with in-car LCD displays that utilize our product. Revenues from video decoder products decreased approximately $0.5 million or 20% in the three months ended March 31, 2008 compared to the three months ended March 31, 2008, primarily as a result of a general decrease in demand from our target markets for products utilizing video decoders such as multi-function monitors and DVD recorders. Other revenues decreased $0.2 million or 48% in the three months ended March 31, 2008 compared with the three months ended March 31, 2007, primarily as a result of decreased sales of our PCI video decoder products.

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

Gross profit was $9.6 million for the three months ended March 31, 2008 and $7.7 million for the three months ended March 31, 2007, an increase of 24%. Gross margin was 61% for the three months ended March 31, 2008 increasing from 57% for the three months ended March 31, 2007. The increase in gross profit was primarily due to an increase in revenue of $2.1 million or 15%. The increase in gross margin was primarily a result of reduced material costs partially attributable to increased volume purchases and the transition of our products to lower process geometries in the first quarter of 2008 compared to the first quarter of 2007.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million and less than $0.1 million in the three months ended March 31, 2008 and 2007, respectively.

Research and Development.     Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs attributable to new product development may cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in 2008 as we increase our investment in developing new products.

Research and development expenses were $3.5 million, or 23% of revenues, for the three months ended March 31, 2008 and $2.2 million or 16% of revenues for the three months ended March 31, 2007, an increase of 60%.  This increase was primarily due to increased compensation related expenses of approximately $1.2 million in salary and benefits associated with new hires in the U.S. and the opening of our Japan office in mid-2007 to support product development efforts, and an increase of $0.4 million of stock-based compensation expense. Tape-out expenses for the three months ended March 31, 2008 decreased by $0.2 million compared to the three months ended March 31, 2007 primarily from an increase of $0.6 million expenses to support increased development effort, and offset by a $0.4 million credit received from one of our vendors that recalculated our mask costs that resulted in a cost reduction for goods and services we previously paid.

We incurred stock-based compensation expense associated with research and development personnel of $0.7 million and $0.3 million in the three months ended March 31, 2008 and 2007, respectively.

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

Selling, general and administrative expenses were $3.7 million, or 24% of revenues, for the three months ended March 31, 2008 and $2.8 million, or 20% of revenues, for the three months ended March 31, 2007, an increase in absolute dollars of 34%. The increase in expense was primarily due to increased salary-related expenses of approximately $0.3 million associated with new hires to support the expansion of our subsidiary in China and the opening of our Japan office in mid-2007, and $0.5 million in stock-based compensation expenses. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume. Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as growth in our information technology infrastructure.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.9 million and $0.4 million in the three months ended March 31, 2008 and 2007, respectively.

Interest Income.     Interest income was $0.8 million for the three months ended March 31, 2008 and $0.7 million for the three months ended March 31, 2007, an increase of 11%. The increase was primarily due to higher cash, cash equivalent and investment balances primarily as a result of our income from operations. This was offset by a decrease in our short-term investments resulting from the sale of approximately $6.0 million in these investments in order to reduce our holdings in auction rate securities, as well as lower interest rates earned on our short-term investments in the three months ended March 31, 2008.

Income Taxes.     Our provision for income taxes was $1.2 million for the three months ended March 31, 2008 and $1.0 million for the three months ended March 31, 2007. The effective tax rate for both periods differed from the statutory federal income tax rate primarily because we utilized prior net operating losses to offset profits in 2007 and in 2008 due to the impact of state income taxes. Our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and the availability of tax credits. As a result of these factors, our effective tax rate increased to approximately 39% in the three months ended March 31, 2008 from approximately 28% in the three months ended March 31, 2007.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and our cash flows from operations.  Our cash, cash equivalents and short-term investments were $57.2 million as of March 31, 2008.

Net cash provided by operating activities was $3.1 million in the three months ended March 31, 2008. The net cash provided by our operating activities in the three months ended March 31, 2008 was primarily due to our net income of $1.9 million and an increase of accrued liabilities of $1.0 million primarily attributable to income taxes payable, as well as non-cash charges from stock-based compensation expenses of $1.5 million.  These were partially offset by increases in inventory of $0.6 million and prepaid expenses of $0.2 million and a decrease in accounts payable of $0.5 million due to the timing of payments to vendors.

Net cash provided by operating activities was $2.3 million in the three months ended March 31, 2007. The net cash provided by our operating activities in the three months ended March 31, 2007 was primarily due to our net income of $2.5 million, a reduction in inventory of $0.8 million associated with increased sales of existing products and a decrease in prepaid expenses and other current assets of $0.2 million related to excess tax benefits from stock-based compensation. The net cash provided by our operating activities was offset by a decrease in accounts payable and accrued liabilities of $2.5 million primarily related to a reduction in accrued compensation, an increase in accounts receivable of $0.1 million attributable to the timing of customer collections and an increase in other assets of $0.1 million attributable to new deposits. We incurred non-cash expenses of $0.7 million for stock compensation expenses and $0.1 million in depreciation expense in the three months ended March 31, 2007. We also recognized a tax benefit of $0.7 million attributable to our equity incentive plans.

Net cash provided by our investing activities was $5.6 million in the three months ended March 31, 2008 due to the maturities of our investments of $20.1 million offset by purchases of short and long-term investments of $14.4 million and capital expenditures of $0.2 million.

Net cash used in our investing activities was $1.1 million in the three months ended March 31, 2007 reflecting purchases of short and long-term investments of $20.3 million and purchases of capital equipment of $0.1 million offset by maturities of short and long-term investments of $19.3 million.

Net cash provided by financing activities of $0.1 million in the three months ended March 31, 2008 and $0.3 million in the three months ended March 31, 2007 primarily consisted of proceeds from the exercise of stock options.

We believe our existing cash and cash equivalents and investments balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

At March 31, 2008, we held approximately $6.8 million of investments, classified as long-term assets, with an auction reset feature, which are referred to as “auction rate securities”, whose underlying assets are generally student loans which are substantially backed by the federal government. The carrying value of our investment in these auction rate securities has been valued lower than their par value of $7.1 million as of March 31, 2008.  The loss was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in the first quarter of 2008. In February and March of 2008, auctions failed for our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist and as a result we have classified these investments as long-term. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

 Contractual Obligations

The following table identifies our commitments to settle contractual obligations as of March 31, 2008:

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years

Minimum lease commitments	$1,490	$475	$731	$284
Purchase commitments	2,713	2,713	—	—
Total commitments	$4,203	$3,188	$731	$284

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, the Company adopted EITF No. 07-3. The adoption of EITF No. 07-03 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

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

At March 31, 2008, we held approximately $6.8 million of investments, classified as long-term assets, with an auction reset feature, which are referred to as “auction rate securities”, whose underlying assets are generally student loans which are substantially backed by the federal government. The carrying value of our investment in these auction rate securities has been valued lower than their par value of $7.1 million as of March 31, 2008.  The loss was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in the first quarter of 2008. In February and March of 2008, auctions failed for our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist and as a result we have classified these investments as long-term. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

ITEM 4.          Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue and operating results are difficult to predict, have in the past fluctuated, and may in the future fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results are affected by a number of factors, including:

•	unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;
•	uncertain demand in the consumer market for LCD display products;
•	the loss of one or more of our customers, causing a significant reduction or postponement of orders from these customers;
•	decreases in the overall average selling prices of our products;
•	changes in the relative sales mix of our products;
•	changes in our cost of finished goods;
•	the availability, pricing and timeliness of delivery of other components used in our customers’ products;
•	our customers’ sales outlook, purchasing patterns and inventory adjustments based on demands and general economic conditions;
•	product obsolescence and our ability to manage product transitions;
•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner;
•	the timing of new product announcements or introductions by us or by our competitors; and
•	fluctuations in our effective tax rate.

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

We have only been profitable since 2005 and may not sustain or increase profitability in the future which may cause the market price of our common stock to decline.

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

If the growth of demand for digital video applications for the security surveillance, automotive and consumer and PC  markets does not continue, our ability to increase our revenue could suffer.

Our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance, automotive and consumer markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of our target markets is uncertain and will depend in particular upon:

•	consumer confidence and the continued increase of consumer spending levels;
•	the pace at which new digital video applications are adopted;
•	a continued reduction in the costs of products in these markets; and
•	the availability, at a reasonable price, of components required by such products, such as LCD panels.

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

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We need to design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to cost-effectively add features that enhance performance and functionality to our products. The development process for these advancements is lengthy and requires us to accurately anticipate market trends. Our failure to accurately anticipate market trends in a timely manner will harm the market acceptance of our products and the sales of our products. For example, we were excluded from certain customer qualification processes in the past due to the lack of integrated audio functionality in our general purpose decoders. As part of our continued investment in new technologies, we intend to add integrated audio functionality to our general purpose decoders in the near term to address the market requirements of our customers.

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

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three months ended March 31, 2008, approximately 92% of our revenues were attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday. These sales fluctuations are expected to continue.

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

Our revenues increased approximately 109% in 2005 from 2004, approximately 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased approximately 11% in 2007 from 2006. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

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

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and the availability of tax credits. Prior to September 30, 2007, we determined that it was not more likely than not that our deferred tax assets would be recovered from future taxable income. Therefore we provided a valuation allowance for our deferred tax assets. At September 30, 2007, we assessed the recoverability of our deferred tax assets. As a result of this assessment, we released the valuation allowance recorded against our deferred tax assets of approximately $5.5 million. Our effective tax rate for the years ended December 31, 2007 and 2006 was approximately (4)% and 9%, respectively. The negative effective tax rate in 2007 was a result of the release of the valuation allowance on our deferred tax assets. However, we expect our effective tax rate to increase significantly in 2008 and to range between 35% and 40%. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We are experiencing a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing efforts, which resulted in increasing our headcount from 96 employees at the end of 2006 to 142 employees at the end of 2007. To manage our growth successfully, we believe we must effectively:

•	train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel and financial and information technology personnel;
•	continue to enhance our customer resource management and manufacturing management systems;
•	implement additional and improve existing administrative, financial and operations systems, procedures and controls, including the requirements of the Sarbanes-Oxley Act of 2002;
•	expand and upgrade our technological capabilities; and
•	manage multiple relationships with our customers, distributors, suppliers and other third parties.

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

We are a fabless semiconductor company which relies on third-party manufacturers or foundries to manufacture our semiconductors. We are reliant on these foundries for the manufacture of our products as well as providing services to assist us in getting our products into production. As a result of the complexity in manufacturing our semiconductors, it is difficult to determine if a new foundry will be able to successfully produce our products. We may not be able to enter into a relationship with a new foundry that produces satisfactory yields on a cost-effective basis. If we need another foundry because of increased demand, or the inability to obtain timely and adequate deliveries from our current provider, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Any failure to successfully integrate a new foundry could negatively impact our sales volumes and net revenue.

Our business depends on international customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for both the three months ended March 31, 2008 and 2007. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Currently, we maintain international sales offices in Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We have also established offices in China, Japan, Taiwan and South Korea, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors primarily located in Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;
•	compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;
•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	our ability to receive timely payment and collect our accounts receivable;
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

We primarily sell our semiconductors through a limited number of distributors, and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 77% of our revenues in 2007 and 73% of our revenues in the three months ended March 31, 2008.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2007, we had three issued patents in the United States and five patent applications pending in the United States and three applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently manufacture and market, including a patent for our video decoding architecture. Patents that we currently own do not cover all of the semiconductors that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with competitive advantages. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by anyone in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business or our competitive position.

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

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies have made changes to GAAP that required us, starting in our first quarter of fiscal 2006, to record a charge to earnings for the estimated fair value of employee stock option grants and other equity incentives, whereas under prior accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grant and other equity incentive expensing, which could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us or require us to pay more cash compensation and therefore make it more difficult for us to attract and retain employees.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended March 31, 2008, the closing price of our stock ranged from a low of $9.11 on February 15, 2008 to a high of $10.85 on February 1, 2008. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2008, we had 21,001,356 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

Dated: May 8, 2008

/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Dated: May 8, 2008

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration and Chief Financial Officer