Form 10-Q
period 2008-06-30
TECHWELL INC
filed 2008-08-07
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

As of July 31, 2008, 21,175,365 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECHWELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$39,225	$27,177
Short-term investments	18,682	33,384
Total cash, cash equivalents and short-term investments	57,907	60,561
Accounts receivable	2,527	2,095
Inventory	5,253	4,753
Deferred income tax assets	1,589	2,016
Prepaid expenses and other current assets	1,497	1,456
Total current assets	68,773	70,881
Property and equipment, net	1,315	1,471
Long-term investments	15,853	7,839
Deferred income tax assets	3,829	3,419
Other assets	162	127
Total assets	$89,932	$83,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,472	$2,973
Accrued liabilities	2,442	2,534
Total current liabilities	4,914	5,507
Deferred rent	143	165
Total liabilities	5,057	5,672

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 21,140,182 shares and 20,889,349 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	21	21
Additional paid-in capital	76,875	73,454
Deferred stock-based compensation	(67)	(160)
Accumulated other comprehensive gain (loss)	(373)	44
Retained earnings	8,419	4,706
Total stockholders’ equity	84,875	78,065
Total liabilities and stockholders’ equity	$89,932	$83,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$17,006	$14,743	$32,613	$28,260

Cost of revenues	6,503	5,989	12,564	11,780

Gross profit	10,503	8,754	20,049	16,480

Operating expenses:
Research and development	4,208	2,870	7,757	5,085
Selling, general and administrative	3,765	2,874	7,457	5,632
Total operating expenses	7,973	5,744	15,214	10,717

Income from operations	2,530	3,010	4,835	5,763
Interest income	540	737	1,295	1,416

Income before income taxes	3,070	3,747	6,130	7,179
Income taxes	1,228	1,106	2,417	2,074

Net income	$1,842	$2,641	$3,713	$5,105

Basic net income per share	$0.09	$0.13	$0.18	$0.25
Diluted net income per share	$0.08	$0.12	$0.17	$0.23

Weighed average shares used in computing net income per share:
Basic	21,065	20,765	20,995	20,701
Diluted	22,099	21,826	21,956	21,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,713	$5,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	185
Stock-based compensation	3,585	1,928
Tax benefit from employee equity incentive plan	191	872
Realized gain on investments	(18)	—
Deferred income tax	17	—
Changes in assets and liabilities:
Accounts receivable	(432)	327
Inventory	(500)	(207)
Prepaid expenses and other current assets	(41)	(347)
Other assets	(33)	(75)
Accounts payable	(451)	(277)
Accrued liabilities	98	(1,182)
Accrued taxes	(205)	—
Deferred rent	(22)	(11)
Net cash provided by operating activities	6,265	6,318
Cash flows from investing activities:
Purchases of property and equipment	(243)	(443)
Purchases of investments	(30,992)	(42,872)
Proceeds from maturities of investments	37,280	36,458
Net cash provided by (used in) investing activities	6,045	(6,857)
Cash flows from financing activities:
Proceeds from exercise of stock options	334	515
Repurchase of common stock upon release of restricted stock awards	(596)	—
Net cash provided by (used in) financing activities	(262)	515
Net increase (decrease) in cash and cash equivalents	12,048	(24)
Cash and cash equivalents at beginning of period	27,177	13,201
Cash and cash equivalents at end of period	$39,225	$13,177

Supplemental disclosure of non-cash investing and financing activities:
Accrued equipment purchase costs	$35	$120
Gross issuance of restricted stock awards	2,558	—
Decrease in other comprehensive income	(417)	(12)

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

The Company’s headquarters is located in San Jose, California.  The Company’s international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan. These offices provide marketing support to customers. The South Korea and Japan offices are also involved in product development.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic high technology industry and changes in any of the following areas could have a material adverse effect on the Company’s financial position and results of operations: unpredictable volume and timing of customer orders, which are not fixed by contract; loss of one or more of its customers; decrease in the overall average selling prices of its products; changes in the relative sales mix of its products; changes in its cost of finished goods; the quality and timely service of third-party vendors that manufacture, assemble and test the Company’s semiconductors; the Company’s customers’ sales outlook, purchasing patterns and inventory adjustments based on demand and general economic conditions; product obsolescence and the Company’s ability to manage product transitions; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; and the timing of new product announcements or introductions by the Company or by its competitors.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, short-term and long-term marketable securities. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Pursuant to Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS No. 157”), the Company adopted the provisions of SFAS No. 157 effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments. The change in unrealized losses on investments, net of tax, was an increase of $0.2 million in the three months ended June 30, 2008 and an increase of $18,000 in the three months ended June 30, 2007.  The change in unrealized losses on investments, net of tax, was an increase of $0.4 million in the six months ended June 30, 2008 and an increase of $12,000 in the six months ended June 30, 2007.

Note 2.  Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. At June 30, 2008, the total number of shares available for issuance under the Plans is 1,768,977.  Stock options and awards granted under the Plans may have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans. At June 30, 2008, 13,334 shares exercised prior to vesting are subject to repurchase by the Company.

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

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, continues to be recognized as the options vest. Accordingly, for the three and six months ended June 30, 2008 and 2007, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$131	$71	$244	$116
Research and development	859	517	1,552	835
Selling, general and administrative	918	591	1,789	977
Related tax effect	(683)	(283)	(1,281)	(441)
Total stock-based compensation expense	$1,225	$896	$2,304	$1,487

Total compensation cost attributable to activities capitalized into inventory was not significant in any period presented.  Stock-based compensation expense in the six months ended June 30, 2008 and 2007 includes $9,000 and $2,000, respectively, for options granted to consultants.  Stock-based compensation expense in the three months ended June 30, 2008 and 2007 includes $4,000 and $2,000, respectively, for options granted to consultants.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options accounted for under SFAS No. 123(R) in excess of the compensation expense recorded for these options (excess tax benefits) to be classified as cash from financing activities.  Excess tax benefits for options accounted for under APB Opinion No. 25 continue to be accounted for in cash from operating activities.

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

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	21,082	20,810	21,015	20,750
Weighted average shares subject to repurchase	(17)	(45)	(20)	(49)
Shares used to calculate basic net income per share	21,065	20,765	20,995	20,701
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Common stock options and restricted stock awards	1,034	1,061	961	1,109
Dilutive potential common stock	1,034	1,061	961	1,109
Shares used to calculate dilutive net income per share	22,099	21,826	21,956	21,810

Note 4.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In applying SFAS No. 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of June 30, 2008, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation and expense accruals.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or other foreign jurisdictions tax authorities.

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109. In the three and six months ended June 30, 2008 and 2007, the effective tax rate differed from the statutory federal income tax rate primarily because of the impact of stock-based compensation,  research and development credits and state income taxes.

Note 5.  Financial Instruments

The Company’s investments are considered available-for-sale and primarily consist of corporate bonds, US government agency securities, commercial paper and auction rate securities, or ARS. These securities other than ARS are carried at fair market value based on market quotes. The ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of June 30, 2008, the  entire ARS investment balance  is classified as long-term investment on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would settle.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on our financial statements.

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

As of June 30, 2008, the Company had $6.7 million of auction rate securities, the fair value of which has been measured using Level 3 inputs. These ARS are collateralized mostly with Student Loan Auction Rate Certificates. The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS, therefore the Company has classified them  within Level 3 category as of June 30, 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances. Based on this assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.1 million during the three months ended June 30, 2008 and a total decline in fair value of $0.4 million for the six months ended June 30, 2008.  The decline in fair value was deemed temporary as the Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of June 30, 2008, the Company  has classified the entire ARS investment balance  as long-term investments on its condensed consolidated balance sheet because of the Company’s belief that it will take longer than one year for its investments in ARS to settle.

The fair value decline in ARS of approximately $0.4 million was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss as of June 30, 2008. Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented. The change in unrealized losses on ARS measured at fair value using significant unobservable inputs (Level 3), net of tax, in the three months ended June 30, 2008 was an increase of $85,000 and in the six months ended June 30, 2008 was an increase of $0.4 million.

Fair value measurements of financial assets carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$30,151	$—	$—	$30,151
Corporate bonds	10,988	—	—	10,988
Municipal bonds	999	—	—	999
Treasuries	12,873	—	—	12,873
Commercial paper	8,939	—	—	8,939
Auction rate securities	—	—	6,710	6,710
Total	$63,950	$—	$6,710	$70,660
Amount included in:
Cash and cash equivalents	$36,125	$—	$—	$36,125
Short-term investments	18,682	—	—	18,682
Long-term investments	9,143	—	6,710	15,853
Total	$63,950	$—	$6,710	$70,660

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Total
Beginning balances as of January 1, 2008	$—
Total unrealized gains (loss) included in accumulated other comprehensive gain (loss)	(305)
Transfer into Level 3	7,100
Ending balances as of March 31, 2008	6,795
Total unrealized gains (loss) included in accumulated other comprehensive gain (loss)	(85)
Ending balances as of June 30, 2008	$6,710

Note 6. Details of Certain Balance Sheet Components

Inventory (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$3,037	$3,194
Work in process	2,216	1,559

	$5,253	$4,753

Property and equipment, net (in thousands):

	June 30, 2008	December 31, 2007
Equipment	$1,855	$1,727
Software	596	546
Furniture and fixtures	287	279
Leasehold improvements	434	414
	3,172	2,966

Less accumulated depreciation and amortization	(1,857)	(1,495)

	$1,315	$1,471

Accrued liabilities (in thousands):

	June 30, 2008	December 31, 2007
Accrued compensation	$1,240	$1,008
Accrued inventory purchases	348	461
Customer advances	185	280
Taxes payable	25	204
Accrued tape out expenses	117	158
Legal and professional services fees	109	116
Exercise of unvested stock options	40	62
Other	378	245

	$2,442	$2,534

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

The percentage of total revenues by geographic location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Taiwan	31%	45%	33%	44%
South Korea	28	31	29	32
China	34	19	31	19
Japan	5	3	5	3
United States	1	1	1	1
Other	1	1	1	1
Total	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Security Surveillance(1)	$12,855	$9,095	$24,464	$18,003
Video Decoders(2)	2,144	3,883	4,256	6,522
LCD Display(3)	1,963	1,527	3,660	3,134
Other(4)	44	238	233	601
Total	$17,006	$14,743	$32,613	$28,260

(1)	Consists of application specific products designed for use in security surveillance systems.

(2)

Consists of video decoders designed for use in the security surveillance, automotive and consumer markets. Revenues from video decoders used in security surveillance systems and liquid crystal display, or LCD displays, are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)	Consists of application specific products designed for use in LCD displays.

(4)	Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	June 30, 2008	December 31, 2007
United States	$1,093	$1,187
Taiwan	52	67
South Korea	11	39
China	40	45
Japan	119	133

Total	$1,315	$1,471

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

				Revenues
	Accounts Receivable at			Three Months Ended		Six Months Ended
	June 30,		December 31,	June 30,		June 30,
Customer	2008		2007	2008	2007	2008	2007
A	*	%	14%	31%	16%	29%	16%
B	11		28	*	11	*	*
C	20		19	*	*	*	*
D	10		*	*	*	*	*
E	19		*	10	*	11	*

* less than 10%

Note 8. Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides legal services to the Company. The Company incurred fees of $5,000 and $6,000 from this law firm for legal services in the three months ended June 30, 2008 and 2007, respectively. The Company incurred fees of $13,000 and $12,000 from this law firm for legal services in the six months ended June 30, 2008 and 2007, respectively. The amount payable to this law firm was $4,000 and $4,000 at June 30, 2008 and December 31, 2007, respectively. This Board member also receives compensation in accordance with the Company’s compensation program for non-employee directors.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the three and six  months ended June 30, 2008 and our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

This Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and profitability, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated effective tax rate, our intention to add integrated audio functionality to our video decoders, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

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

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the quarter ended June 30, 2008.

We design, market and sell mixed signal semiconductor products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. Historically, we classified our initial products as general purpose products in that they serviced multiple markets. In the process of supplying products to these markets we developed specific knowledge regarding the requirements for each market. We then determined that we would concentrate our development efforts on video applications in the security surveillance, automotive, consumer and PC markets. Today, our application specific products include products specifically designed for security surveillance systems, LCD displays primarily for the automotive market and video decoders used in consumer and PC products. We intend to continue to develop new generations of products for each of these application specific product lines.

Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras.  In 2007, we introduced our most integrated security surveillance product, which includes four video decoders and a system controller and a multiplexer on a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format.  In addition, we now integrate on a single semiconductor a multiplexer, a key technology required to combine multiple video signals into a single video signal.  We also have developed a motion JPEG, or MJPEG, encoder/decoder, or CODEC, that facilitates the storage and playback of video from a hard disk drive and transport of video over the Internet. We currently sell our security surveillance products to customers for the following applications:  embedded digital video recorders, or DVRs, PC-based DVRs, network video recorders, or NVRs and multiplexers.

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

Although our revenues have grown rapidly in a short period of time, we do not expect to achieve similar growth rates in the future. We currently expect to increase our expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenues or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the security surveillance, automotive and consumer and PC markets. The growth of our target markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our target markets, can cause our revenue growth to be inconsistent.

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

We sell our products to a limited number of distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, such as Samsung and LG Electronics, which have historically been some of our largest customers, and to original design manufacturers, or ODMs.  In 2007, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. In the six months ended June 30, 2008, we derived approximately 75% of our revenues from products sold to distributors and 25% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives, which we record as sales and marketing expense.

We received an aggregate of 83% and 80% of our revenues from our ten largest customers in the three months ended June 30, 2008 and 2007, respectively.  In the three months ended June 30, 2008, two of our customers accounted for 31% and 10% of our revenues, the larger of which was a distributor.  In the three months ended June 30, 2007, two of our customers, all of which are distributors, accounted for 16% and 11% of our revenues, respectively.  For the six months ended June 30, 2008, two of our customers accounted for 29% and 11% of our revenues, the larger of which was a distributor.  For the six months ended June 30, 2007, one of our customers, a distributor, accounted for 16% of our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both the three and six months ended June 30, 2008 and approximately 98% of our revenues for the three and six months ended June 30, 2007. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Taiwan	31%	45%	33%	44%
South Korea	28	31	29	32
China	34	19	31	19
Japan	5	3	5	3
United States	1	1	1	1
Other	1	1	1	1
Total	100%	100%	100%	100%

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

We have international branches in South Korea and Taiwan and we have subsidiaries in China and Japan. At June 30, 2008, 60 of our 151 employees were located in our international offices. These offices provide marketing support to our customers. Our South Korea and Japan offices also perform product development activities.

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

Generally, the average selling price of our products will decline over the life of the product. Our experience to date is that the decline has not had a material effect on our gross margins, as price reductions have been mitigated by lower per unit costs associated with both high unit volume and the transition of our products to smaller process geometries. Our video decoder and LCD display products that are sold into consumer applications are subject to the seasonality associated with the consumer market. As a result, revenues from these products are lower in the first calendar quarter of the year. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday. Typically, our customers are closed for a week or more during the extended holiday period, which negatively impacts our business. As a result of seasonality associated with the consumer market and our customer concentration in Asia, we expect our revenues to be lower in the first calendar quarter of each year compared to other quarters.

Our revenues increased by 15% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and our net income decreased to $1.8 million for the three months ended June 30, 2008 from

$2.6 million for the three months ended June 30, 2007 primarily due to increased stock compensation and income tax expenses. Our revenues increased by 15% for the six months  ended June 30, 2008 compared to the six months  ended June 30, 2007  and our net income decreased to $3.7 million for the six months  ended June 30, 2008 from $5.1 million for the six months ended June 30, 2007 primarily due to an increase in operating expenses and income tax expenses. We may not be able to maintain our recent growth and profitability and our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

Fair Value Measurements.  Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS No. 157) Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on our financial statements.

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

Accounting for Income Taxes.   We account for income taxes under the provisions of Statement of Financial Standards, or SFAS No. 109,  Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At June 30, 2008, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation expenses and expense accruals.

As required under the provisions of SFAS No. 109, we assess the recoverability of our deferred tax assets.  To assess the likelihood that the deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of June 30, 2008, we believe that our continued and predictable strong earnings provides ample evidence that no valuation allowance is required at this time.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We have not been under the examination of U.S. federal, state or other foreign jurisdictions.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  As a result of the implementation of FIN No. 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings.  As of June 30, 2008, we have unrecognized tax benefits of approximately $0.2 million but do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. For the three and six months ended June 30, 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

We adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion No. 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and six months ended June 30, 2008 and 2007, stock based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion No. 25.

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

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. Since our stock has been actively traded for only a short period of time for the periods through 2007, we used the simplified calculation of expected term described in Staff Accounting Bulletin No. 107 and volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. For the three and six months ended June 30, 2008, we performed a review of our assumptions using additional historical data available to us. In the expected term assumption calculation, we started with our additional historical data as suggested by Staff Accounting Bulletin No. 107 and adjusted the historical data for any changes in future expectations. Since we do not have any publicly traded options, we rely exclusively on historical volatility in the expected volatility assumption calculation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on our historical forfeiture experience and is estimated at 10% for all periods presented.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term in years	4.28	6.08	4.28	6.08
Risk-free interest rate	2.86%	4.65%	2.57% – 2.86%	4.60% - 4.65%
Expected volatility	51.0%	68.4%	51.0% - 64.0%	68.4% - 70.6%
Dividend yield	0%	0%	0%	0%

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated Statement of Operations Data:	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	38.2	40.6	38.5	41.7
Gross margin	61.8	59.4	61.5	58.3

Operating expenses:
Research and development*	24.7	19.5	23.8	18.0
Selling, general and administrative*	22.2	19.5	22.9	19.9

Total operating expenses	46.9	39.0	46.7	37.9

Income from operations	14.9	20.4	14.8	20.4
Interest income	3.2	5.0	4.0	5.0

Income before income taxes	18.1	25.4	18.8	25.4
Income taxes	7.2	7.5	7.4	7.3
Net Income	10.9%	17.9%	11.4%	18.1%

(*)  Percentages include stock-based compensation.

The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of revenues	0.8%	0.5%	0.7%	0.4%
Research and development	5.1	3.5	4.8	3.0
Selling, general and administrative	5.4	4.0	5.5	3.5

Revenues by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Security Surveillance(1)	$12,855	$9,095	$24,464	$18,003
Video Decoders(2)	2,144	3,883	4,256	6,522
LCD Display(3)	1,963	1,527	3,660	3,134
Other(4)	44	238	233	601
Total	$17,006	$14,743	$32,613	$28,260

(1)	Consists of application specific products designed for use in security surveillance systems.

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

Comparisons of the Three Months Ended June 30, 2008 and 2007

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, LCD display and video decoder. All of our sales are denominated in U.S. dollars.

Revenues were $17.0 million for the three months ended June 30, 2008 and $14.7 million for the three months ended June 30, 2007, an increase of 15%. Revenues from our security surveillance products increased approximately $3.8 million, or 41%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily as a result of the increase in sales of our integrated four-in-one-video decoder products. Revenues from of our LCD display products increased slightly by approximately $0.4 million, or 29%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily as a result of continuing demand in the automotive market for vehicles with an in-car LCD display that utilizes our product. Revenues from video decoder products decreased approximately $1.7 million, or 45%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2008, primarily as a result of a general decrease in demand from our target markets for products utilizing video decoders such as multi-function monitors and DVD recorders. Other revenues decreased $0.2 million, or 82%, in the three months ended June 30, 2008 compared with the three months ended June 30, 2007, primarily as a result of decreased sales of our PCI video decoder products.

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

Gross profit was $10.5 million for the three months ended June 30, 2008 and $8.8 million for the three months ended June 30, 2007, an increase of 20%. Gross margin was 62% for the three months ended June 30, 2008 increasing from 59% for the three months ended June 30, 2007. The increase in gross profit was primarily due to an increase in revenue of $2.3 million or 15%. The increase in gross margin was primarily a result of reduced material costs partially attributable to volume purchase discounts and the transition of our products to lower process geometries in the second quarter of 2008 compared to the second quarter of 2007.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million for both the three months ended June 30, 2008 and 2007, respectively.

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

Research and development expenses were $4.2 million, or 25% of revenues, for the three months ended June 30, 2008 and $2.9 million or 20% of revenues for the three months ended June 30, 2007, an increase of 47%.  This increase was primarily due to increased compensation-related expenses of approximately $0.8 million in salary and benefits associated with new hires in the U.S. and the opening of our Japan office in the second quarter of  2007 to support product development efforts, and an increase of $0.3 million of stock-based compensation expense.

We incurred stock-based compensation expense associated with research and development personnel of $0.9 million and $0.5 million in the three months ended June 30, 2008 and 2007, respectively.

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

Selling, general and administrative expenses were $3.8 million, or 22% of revenues, for the three months ended June 30, 2008 and $2.9 million, or 20% of revenues, for the three months ended June 30, 2007, an increase in absolute dollars of 31%. The increase in expense was primarily due to increased salary-related expenses of approximately $0.4 million associated with new hires to support the expansion of our subsidiary in China and the opening of our Japan office in the second quarter of 2007, and $0.3 million in stock-based compensation expenses. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume. Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as growth in our information technology infrastructure.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.9 million and $0.6 million in the three months ended June 30, 2008 and 2007, respectively.

Interest Income.     Interest income was $0.5 million for the three months ended June 30, 2008 and $0.7 million for the three months ended June 30, 2007, a decrease of 27%. The decrease was primarily due to lower rates of returns due to lower interest rates on cash, cash equivalent and investment balances. This was slightly offset by an increase in cash, cash equivalent and investment balances in the three month period ended June 30, 2008.

Income Taxes.     Our provision for income taxes was $1.2 million for the three months ended June 30, 2008 and $1.1 million for the three months ended June 30, 2007.  Our effective tax rate increased to approximately 40% in the three months ended June 30, 2008 from approximately 30% in the three months ended June 30, 2007.  The effective tax rate for both periods differed from the statutory federal income tax rate.  In 2007, our effective tax rate was lower than the statutory federal income tax rate primarily due to a partial release of valuation allowances for net operating losses.  In 2008, our effective tax rate was greater than the statutory federal income tax rate primarily due to non-deductible stock-based compensation expenses and state income taxes.

Comparisons of the Six Months Ended June 30, 2008 and 2007

Revenues.    Revenues were $32.6 million for the six months ended June 30, 2008 and $28.3 million for the six months ended June 30, 2007, an increase of 15%.  Revenues from our security surveillance products increased approximately $6.5 million, or 36%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily as a result of the increase in sales of our integrated four-in-one security surveillance products.

Revenues from of our LCD display products increased by $0.5 million, or 17%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily as a result of an increase in demand in the automotive market for vehicles with an in-car LCD display that utilize our product.  Revenues from video decoder products decreased approximately $2.3 million, or 35%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily as a result of a decrease in demand for our decoders due to a lack of integrated audio functionality. Additionally, sales of our video decoders have also been impacted by the shift to application specific products specifically designed for the LCD display and security surveillance markets. Other revenues decreased by $0.4 million, or 61%, in the six months ended June 30, 2008 as compared with the six months ended June 30, 2007, primarily as a result of decreased sales of our PCI video decoder products.

Gross Profit and Gross Margin.   Gross profit was $20.0 million for the six months ended June 30, 2008 and $16.5 million for the six months ended June 30, 2007, an increase of 22%.  Gross margin was 61% for the six months ended June 30, 2008 increasing from 58% for the six months ended June 30, 2007.  The increase in gross margin was primarily a result of reduced materials costs and production costs in the six months ended June 30, 2008 compared to the same period in 2007 partially attributable to increased volume purchases and the transition of our products to lower process geometries in the first half of 2008.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.2 million and $0.1 million in the six months ended June 30, 2008 and 2007, respectively.

Research and Development.   Research and development expenses were $7.8 million, or 24% of revenues, for the six months ended June 30, 2008 and $5.1 million, or 18% of revenues, for the six months ended June 30, 2007, an increase in absolute dollars of 53%.  The increase in expenses was primarily due to $1.8 million of compensation related expenses attributable to the increase in engineering headcount, $0.7 million in stock-based compensation and $0.4 million of increased expenses associated with our new subsidiary in Japan.

We incurred stock-based compensation expense associated with research and development personnel of $1.6 million and $0.8 million in the six months ended June 30, 2008 and 2007, respectively.  The increase in stock-based compensation expenses was primarily due to the granting of restricted stock awards to new employees.

Selling, General and Administrative.  Selling, general and administrative expenses were $7.5 million, or 23% of revenues, for the six months ended June 30, 2007 and $5.6 million, or 20% of revenues, for the six months ended June 30, 2007, an increase in absolute dollars of 32%.  The increase in expense was primarily due to increased salary-related expenses of approximately $1.0 million associated with new hires to support the expansion of our subsidiary in China and the opening of our Japan office in the second quarter of 2007, and $0.8 million in stock-based compensation expenses. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume. Administrative expenses will also increase to cover additional costs associated with operating as a public company, such as growth in our information technology infrastructure.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $1.8 million and $1.0 million the six months ended June 30, 2008 and 2007, respectively.  The increase in stock-based compensation expenses was primarily due to the granting of restricted stock awards to new employees.

Interest Income.     Interest income was $1.3 million for the six months ended June 30, 2008 and $1.4 million for the six months ended June 30, 2007, a decrease of 9%.  The decrease was due to lower rates of returns due to lower interest rates offset by higher cash, cash equivalent and investment balances during the six month period ended June 30, 2008.

Income Taxes.     Our provision for income taxes was $2.4 million for the six months ended June 30, 2008 and $2.1 million for the six months ended June 30, 2007.  Our effective tax rate increased to approximately 39% in the six months ended June 30, 2008 from 29% in the six months ended June 30, 2007.  The effective tax rate for both periods differed from the statutory federal income tax rate.  In 2007, our effective tax rate was lower than the statutory federal income tax rate primarily due to a partial release of valuation allowances for net operating losses.  In 2008, our effective tax rate was greater than the statutory federal income tax rate primarily due to non-deductible stock-based compensation expenses and state income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and our cash flows from operations.  Our cash, cash equivalents and short and long-term investments were $73.8 million as of June 30, 2008 compared to $60.9 million as of June 30, 2007.

Net cash provided by operating activities was $ 6.3 million in the six months ended June 30, 2008. The net cash provided by our operating activities in the six months ended June 30, 2008 was primarily due to our net income of $3.7 million, as well as non-cash charges from stock-based compensation expenses of $3.6 million.  These were partially offset by increases in inventory of $0.5 million and accounts receivable of $0.4 million, both of which are attributable to the growth in our revenue, and decreases in accounts payable of $0.5 million and accrued taxes of $0.2 million primarily due to the timing of payments to vendors and tax authorities.

Net cash provided by operating activities was $6.3 million in the six months ended June 30, 2007.  The net cash provided by our operating activities in the six months ended June 30, 2007 was primarily due to our net income of $5.1 million and a decrease in our accounts receivable of $0.3 million attributable to the timing of customer collections which was partially offset by a decrease in accounts payable and accrued liabilities of $1.5 million primarily attributable to a reduction in the liability for employees bonuses which were accrued throughout 2006 and paid in the first half of 2007 and an increase in prepaid expenses of $0.3 million associated with a tax asset, an increase in inventory of $0.2 million to support an increase in revenues  and an increase in other assets of $0.1 million attributable to deposits on newly leased facilities. We incurred non-cash expenses of $1.9 million for stock-based compensation expense and $0.2 million in depreciation expense in the six months ended June 30, 2007.  We also recognized a tax benefit of $0.9 million attributable to our employee equity incentive plans.

Net cash provided by our investing activities was $6.0 million in the six months ended June 30, 2008 due to the maturities of our investments of $37.3 million offset by purchases of short and long-term investments of $31.0 million and capital expenditures of $0.2 million.

Net cash used in our investing activities was $6.9 million in the six months ended June 30, 2007 reflecting purchases of short and long-term investments of $42.9 million and capital purchases of $0.4 million offset by maturities of short and long-term investments of $36.4 million.

Net cash used in  by financing activities of $0.3 million in the six months ended June 30, 2008 and of $0.5 million provided by financing activities in the six months ended June 30, 2007 primarily consisted of repurchase of common stock offset by proceeds from the exercise of stock options.

We believe our existing cash and cash equivalents and investments balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

At June 30, 2008, we held approximately $6.7 million of investments, classified as long-term assets, with an auction reset feature, which are referred to as “auction rate securities”, whose underlying assets are generally student loans which are substantially backed by the federal government. The carrying value of our investment in these auction rate securities has been valued lower than their par value of $7.1 million as of June 30, 2008.  We have deemed this loss in fair value as temporary as we currently have the ability and intent to hold these investments until recovery of the auction process or until maturity.  The loss in fair value was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in the first quarter of 2008. In February and March of 2008, auctions failed for our auction rate securities, and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist and as a result we have classified these investments as long-term. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

 Contractual Obligations

The following table identifies our commitments to settle contractual obligations as of June 30, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum lease commitments (1)	$1,660	$631	$745	$284
Purchase commitments	3,311	3,311	—	—
Total commitments	$4,971	$3,942	$745	$284

(1)  The increase from the prior quarter is a result of new facility lease arrangements entered into during the quarter ending June 30, 2008 in China and South Korea.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, we adopted EITF No. 07-3. The adoption of EITF No. 07-03 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

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

At June 30, 2008, we held approximately $6.7 million of investments, classified as long-term assets, with an auction reset feature, which are referred to as “auction rate securities”, whose underlying assets are generally student loans which are substantially backed by the federal government. The carrying value of our investment in these auction rate securities has been valued lower than their par value of $7.1 million as of June 30, 2008.  We have deemed this loss in fair value as temporary as we currently have the ability and intent to hold these investments until recovery of the auction process or until maturity.  The loss in fair value was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in the first quarter of 2008. In February and March of 2008, auctions failed for our auction rate securities, and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist and as a result we have classified these investments as long-term. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe that the underlying credit quality of the assets backing our auction rate securities have not been impacted by the reduced liquidity of these investments. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities; however, we are not yet able to quantify the amount of impairment, if any, or change in classification in these investments at this time. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will increase over our historical annual effective tax rate that has been less than 10% of our pre-tax income, which will harm our financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

Our success depends on our ability to develop and introduce of new products, which we may not be able to do in a timely manner, as product development in smaller wafer fabrication geometries becomes more complex and costly.

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

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three and six months ended June 30, 2008, approximately 93% of our revenues were attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday. These sales fluctuations are expected to continue.

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

Our revenues increased approximately 109% in 2005 from 2004 and approximately 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased approximately 11% in 2007 from 2006 and 15% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

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

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for both the six months ended June 30, 2008 and 2007. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 77% of our revenues in 2007 and 75% of our revenues in the six months ended June 30, 2008.

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

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies have made changes to GAAP that required us, starting in our first quarter of 2006, to record a charge to earnings for the estimated fair value of employee stock option grants and other equity incentives, whereas under prior accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grant and other equity incentive expensing, which could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us or require us to pay more cash compensation and therefore make it more difficult for us to attract and retain employees.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended June 30, 2008, the closing price of our stock ranged from a low of $10.50 on April 30, 2008 to a high of $14.17 on June 5, 2008. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2008, we had 21,140,182 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at our principal executive offices in San Jose, California on June 24, 2008. Six incumbent directors were re-elected to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified. The results of this election, which no abstention votes were cast,  are as follows:

Name of Director	Votes for (shares)	Votes against (shares)
Fumihiro Kozato	12,099,829	1,221,844
Robert D. Cochran	12,025,632	1,296,041
Richard H. Kimball	11,555,074	1,766,599
Dr. C.J. Koomen	11,843,524	1,478,149
Justine Lien	12,097,329	1,224,344
Dr. Phillip Salsbury	11,871,440	1,450,233

On a proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year, there were 13,290,312 votes cast in favor, 31,361 votes cast against and no abstentions.

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

Dated: August 7, 2008

/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Dated: August 7, 2008

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration and Chief Financial Officer