Form 10-Q
period 2008-09-30
TECHWELL INC
filed 2008-11-06
CIK 1171529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

As of October 31, 2008, 21,301,770 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

TECHWELL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECHWELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$44,675	$27,177
Short-term investments	17,992	33,384
Total cash, cash equivalents and short-term investments	62,667	60,561
Accounts receivable	2,363	2,095
Inventory	6,014	4,753
Deferred income tax assets	1,204	2,016
Prepaid expenses and other current assets	1,516	1,456
Total current assets	73,764	70,881
Property and equipment, net	1,562	1,471
Long-term investments	14,626	7,839
Deferred income tax assets	4,206	3,419
Other assets	199	127
Total assets	$94,357	$83,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,269	$2,973
Accrued liabilities	2,417	2,534
Total current liabilities	5,686	5,507
Deferred rent	133	165
Total liabilities	5,819	5,672

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 21,217,791 shares and 20,889,349 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	21	21
Additional paid-in capital	78,404	73,454
Deferred stock-based compensation	(35)	(160)
Accumulated other comprehensive income (loss)	(787)	44
Retained earnings	10,935	4,706
Total stockholders’ equity	88,538	78,065
Total liabilities and stockholders’ equity	$94,357	$83,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$18,520	$15,122	$51,133	$43,382

Cost of revenues	6,859	6,048	19,423	17,828

Gross profit	11,661	9,074	31,710	25,554

Operating expenses:
Research and development	4,442	3,496	12,199	8,581
Selling, general and administrative	3,576	3,135	11,033	8,767
Total operating expenses	8,018	6,631	23,232	17,348

Income from operations	3,643	2,443	8,478	8,206
Interest income	507	819	1,802	2,235

Income before income taxes	4,150	3,262	10,280	10,441
Income tax (benefit) provision	1,634	(2,154)	4,051	(80)

Net income	$2,516	$5,416	$6,229	$10,521

Basic net income per share	$0.12	$0.26	$0.30	$0.51
Diluted net income per share	$0.11	$0.25	$0.28	$0.48

Weighed average shares used in computing net income per share:
Basic	21,169	20,822	21,054	20,741
Diluted	22,080	21,768	22,038	21,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHWELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,229	$10,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	325
Stock-based compensation	5,433	3,243
Tax benefit from employee equity incentive plan	211	887
Realized gain on investments	(18)	—
Deferred income taxes	25	(5,133)
Changes in assets and liabilities:
Accounts receivable	(268)	819
Inventory	(1,261)	55
Prepaid expenses and other current assets	(310)	24
Other assets	(72)	(83)
Accounts payable	360	(426)
Accrued liabilities	69	(821)
Income taxes payable	(204)	1,490
Deferred rent	(32)	202
Net cash provided by operating activities	10,688	11,103
Cash flows from investing activities:
Purchases of property and equipment	(413)	(794)
Purchases of investments	(46,357)	(77,210)
Proceeds from maturities of investments	54,149	75,098
Net cash provided by (used in) investing activities	7,379	(2,906)
Cash flows from financing activities:
Proceeds from exercise of stock options	354	547
Repurchase of common stock upon release of restricted stock awards	(923)	—
Net cash provided by (used in) financing activities	(569)	547
Net increase in cash and cash equivalents	17,498	8,744
Cash and cash equivalents at beginning of period	27,177	13,201
Cash and cash equivalents at end of period	$44,675	$21,945

Supplemental disclosure of non-cash investing and financing activities:
Accrued equipment purchase costs	$19	$295
Gross issuance of restricted stock awards	3,773	34

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic high technology industry and changes in any of the following areas could have a material adverse effect on the Company’s financial position and results of operations: unpredictable volume and timing of customer orders, which are not fixed by contract; loss of one or more of its customers; decrease in the overall average selling prices of its products; changes in the relative sales mix of its products; changes in its cost of finished goods; the quality and timely service of third-party vendors that manufacture, assemble and test the Company’s products; the Company’s customers’ sales outlook, purchasing patterns and inventory adjustments based on demand and general economic conditions; product obsolescence and the Company’s ability to manage product transitions; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; and the timing of new product announcements or introductions by the Company or by its competitors.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, short-term and long-term marketable securities. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“SFAS No. 157”), the Company adopted the provisions of SFAS No. 157 effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments. The change in unrealized losses on investments was an increase of $0.4 million in the three months ended September 30, 2008 and a decrease of $40,000 in the three months ended September 30, 2007.  The change in unrealized losses on investments was an increase of $0.8 million in the nine months ended September 30, 2008 and a decrease of $28,000 in the nine months ended September 30, 2007.

Note 2.  Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. At September 30, 2008, the total number of shares available for issuance under the Plans was 1,584,737.  Stock options and awards granted under the Plans may have a contractual term up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board as permissible under the terms of the Plans. At September 30, 2008, 10,834 shares exercised prior to vesting are subject to repurchase by the Company.

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

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, continues to be recognized as the options vest. Accordingly, for the three and nine months ended September 30, 2008 and 2007, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$122	$77	$366	$193
Research and development	901	579	2,453	1,414
Selling, general and administrative	825	660	2,614	1,637
Related tax effect	(676)	(141)	(1,957)	(582)
Total stock-based compensation expense	$1,172	$1,175	$3,476	$2,662

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

Note 3.  Net Income per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, (“SFAS No. 128”).  Under SFAS No. 128, basic net income per share is calculated by dividing net income by the weighted average number of common stock shares outstanding during the period excluding shares subject to repurchase. Diluted net income per share reflects the effects of potentially dilutive securities, which consist of common stock options, restricted stock awards and common stock subject to repurchase.

A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	21,181	20,860	21,071	20,787
Weighted average shares subject to repurchase	(12)	(38)	(17)	(46)
Shares used to calculate basic net income per share	21,169	20,822	21,054	20,741
Effect of dilutive securities:
Common stock options and restricted stock awards	911	946	984	1,054
Dilutive potential common stock	911	946	984	1,054
Shares used to calculate dilutive net income per share	22,080	21,768	22,038	21,795

Note 4.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes , (“SFAS No. 109”). In applying SFAS No. 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of September 30, 2008, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation and expense accruals.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or foreign jurisdictions tax authorities.

The Company’s effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109. In the three and nine months ended September 30, 2008, the effective tax rate differed from the statutory federal income tax rate primarily because of the impact of stock-based compensation,  research and development credits and state income taxes.  In the three and nine months ended September 30, 2007, the effective tax rate differed from the statutory federal income tax rate primarily because the Company recognized a benefit as result of the release of the valuation allowance for the deferred tax assets and the Company utilized prior net operating losses to offset taxable income.

Note 5.  Financial Instruments

The Company’s investments are considered available-for-sale and primarily consist of corporate bonds, US government agency securities and commercial paper. These securities other than auction rate securities, or ARS, are carried at fair market value based on market quotes. The Company has also made investments in ARS and these investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Recently, however, uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of September 30, 2008, the entire ARS investment balance of $6.6 million is classified as long-term investment on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would settle.

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

As of September 30, 2008, the Company had $6.6 million of auction rate securities, the fair value of which has been measured using Level 3 inputs. These ARS are collateralized mostly with Student Loan Auction Rate Certificates. The monthly auctions have historically provided a liquid market for these securities. The ARS in the Company’s portfolio had successful auctions until January 2008 and as such, their fair value would have been measured using Level 1 inputs at January 1, 2008. However, since February 2008, there has not been a successful auction in that there were insufficient buyers for these ARS, therefore the Company has classified them within Level 3 category as of September 30, 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances. Based on this assessment of fair value, as of September 30, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.2 million during the three months ended September 30, 2008 and a total decline in fair value of $0.6 million for the nine months ended September 30, 2008.  The decline in fair value was deemed temporary as the Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of September 30, 2008, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of the Company’s belief that it will take longer than one year for its investments in ARS to settle.

The fair value decline in ARS of approximately $0.6 million was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss as of September 30, 2008. Realized gains and losses are recorded based on the specific identification method and are not significant in any period presented. The change in unrealized losses on ARS measured at fair value using significant unobservable inputs (Level 3) in the three months ended September 30, 2008 was an increase of $0.2 million and in the nine months ended September 30, 2008 was an increase of $0.6 million.

Fair value measurements of financial assets carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$31,840	$—	$—	$31,840
Corporate bonds	9,859	—	—	9,859
Municipal bonds	1,000	—	—	1,000
Treasuries	11,245	—	—	11,245
Commercial paper	12,190	—	—	12,190
Auction rate securities	—	—	6,550	6,550
Total	$66,134	$—	$6,550	$72,684
Amount included in:
Cash and cash equivalents	$40,066	$—	$—	$40,066
Short-term investments	17,992	—	—	17,992
Long-term investments	8,076	—	6,550	14,626
Total	$66,134	$—	$6,550	$72,684

                The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Total
Beginning balances as of January 1, 2008	$—
Total unrealized loss included in accumulated other comprehensive loss	(305)
Transfer into Level 3	7,100
Ending balances as of March 31, 2008	6,795
Total unrealized loss included in accumulated other comprehensive loss	(85)
Ending balances as of June 30, 2008	6,710
Total unrealized loss included in accumulated other comprehensive loss	(160)
Ending balances as of September 30, 2008	$6,550

In October 2008, the Company received an offer from one of its investment providers, which currently holds the Company’s ARSs and from whom the Company had purchased the securities, to sell at par value the ARSs back to the investment provider by 2010.  The Company is in the process of evaluating the offer and the impact to its consolidated financial statements.

Note 6.  Details of Certain Balance Sheet Components

Inventory (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$3,375	$3,194
Work in process	2,639	1,559

	$6,014	$4,753

Property and equipment, net (in thousands):

	September 30, 2008	December 31, 2007
Equipment	$2,236	$1,727
Software	553	546
Furniture and fixtures	308	279
Leasehold improvements	443	414
	3,540	2,966

Less accumulated depreciation and amortization	(1,978)	(1,495)

	$1,562	$1,471

Accrued liabilities (in thousands):

	September 30, 2008	December 31, 2007
Accrued compensation	$1,687	$1,008
Accrued inventory purchases	263	461
Customer advances	114	280
Taxes payable	—	204
Accrued tape out expenses	31	158
Legal and professional services fees	61	116
Exercise of unvested stock options	32	62
Other	229	245

	$2,417	$2,534

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

The percentages of total revenues by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
China	41%	26%	35%	21%
Taiwan	29	41	31	43%
South Korea	25	28	28	31
Japan	3	3	4	3
United States	1	1	1	1
Other	1	1	1	1
Total	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Security Surveillance(1)	$14,409	$10,247	$38,873	$28,250
Video Decoders(2)	2,100	3,320	6,356	9,842
LCD Display(3)	1,995	1,293	5,655	4,427
Other(4)	16	262	249	863
Total	$18,520	$15,122	$51,133	$43,382

(1)	Consists of application specific products designed for use in security surveillance systems.

(2)

Consists of video decoders designed for use in the security surveillance, automotive and consumer markets. Revenues from video decoders used in security surveillance systems and liquid crystal display, or LCD displays, are reported under the video decoder product line and not the security surveillance or LCD display product lines.

(3)	Consists of application specific products designed for use in LCD displays.

(4)	Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product.

The following is a summary of long-lived assets by geographic region (in thousands):

Country	September 30, 2008	December 31, 2007
United States	$1,345	$1,187
Taiwan	92	67
South Korea	10	39
China	43	45
Japan	72	133

Total	$1,562	$1,471

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

				Revenues
	Accounts Receivable at			Three Months Ended		Nine Months Ended
	September 30,		December 31,	September 30,		September 30,
Customer	2008		2007	2008	2007	2008	2007
A	*	%	14%	37%	24%	32%	19%
B	*		28	*	*	*	*
C	15		19	*	*	*	*
D	16		*	*	*	*	*
E	20		*	11	12	11	*
F	*		*	*	11	*	*
G	10		*	*	*	*	*

*   less than 10%

Note 8.  Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides legal services to the Company. The Company incurred fees of $8,000 from this law firm for legal services in the three months ended September 30, 2008.  The Company did not incur any fees from this law firm for legal services in the three months ended September 30, 2007. The Company incurred fees of $21,000 and $12,000 from this law firm for legal services in the nine months ended September 30, 2008 and 2007, respectively.  The amount payable to this law firm was $8,000 and $4,000 at September 30, 2008 and December 31, 2007, respectively. This Board member also receives compensation in accordance with the Company’s compensation program for non-employee directors.

Note 9.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

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

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities, (“EITF No. 07-3”). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, the Company adopted EITF No. 07-3. The adoption of EITF No. 07-3 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will assess the impact SFAS No. 141(R) will have on acquisitions after December 31, 2008, at the time of any such acquisition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of this standard will have a material impact on the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the three and nine  months ended September 30, 2008 and our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

Overview

We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance, automotive, consumer and PC markets. We target video applications based on digital technologies that receive and process analog video signals. These video applications include security surveillance systems, in-car LCD displays, advanced TVs, multifunction LCD monitors, camcorders, DVD recorders and TV tuner cards. These applications receive analog video signals commonly generated by surveillance cameras, by consumer electronics devices such as set-top boxes, DVD recorders, VCRs and camcorders, and to a lesser extent by over-the-air TV broadcasts. We design application specific products that enable the conversion of analog video sources to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe our product strategy to design application specific products allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our target markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost effective.

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the quarter ended September 30, 2008.

We design, market and sell mixed signal semiconductor products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. Historically, we classified our initial products as general purpose products in that they serviced multiple markets. In the process of supplying products to these markets, we developed specific knowledge regarding the requirements for each market. We then determined that we would concentrate our development efforts on video applications in the security surveillance, automotive, consumer and PC markets. Today, our application specific products include products specifically designed for security surveillance systems, LCD displays primarily for the automotive market and video decoders used in consumer and PC products. We also continue to sell video decoders that can be used across a variety of applications. We intend to continue to develop new generations of products for each of these application specific product lines.

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

Although our revenues have grown rapidly in the past, we do not expect to achieve similar growth rates in the future. We currently expect to increase our expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenues or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the security surveillance, automotive and consumer and PC markets. The growth of our target markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our target markets and general economic conditions, can cause our revenue growth to be inconsistent.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six months to 24 months until production begins, depending on the product’s complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our product. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer’s application for an extended period. Our sales cycle typically ranges from six to 24 months. Due to the length of our product development and sales cycle, the majority of our revenues for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications.

We sell our products to a limited number of distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, which have historically been some of our largest customers, and to original design manufacturers, or ODMs.  In 2007, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. In the nine months ended September 30, 2008, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives, which we record as sales and marketing expense.

We received an aggregate of 80% and 84% of our revenues from our ten largest customers in the three months ended September 30, 2008 and 2007, respectively.  In the three months ended September 30, 2008, two of our customers accounted for 37% and 11% of our revenues, the larger of which was a distributor.  In the three months ended September 30, 2007, three of our customers, two of which are distributors, accounted for 24%, 12% and 11% of our revenues.  For the nine months ended September 30, 2008, two of our customers accounted for 32% and 11% of our revenues, the larger of which was a distributor.  For the nine months ended September 30, 2007, one of our customers, a distributor, accounted for 19% of our revenues.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in both the three and nine months ended September 30, 2008 and approximately 98% of our revenues for the three and nine months ended September 30, 2007. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
China	41%	26%	35%	21%
Taiwan	29	41	31	43
South Korea	25	28	28	31
Japan	3	3	4	3
United States	1	1	1	1
Other	1	1	1	1
Total	100%	100%	100%	100%

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

We have international branches in South Korea and Taiwan and we have subsidiaries in China and Japan. At September 30, 2008, 63 of our 158 employees were located in our international offices. These offices provide marketing support to our customers. Our South Korea and Japan offices also perform product development activities.

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

Our revenues increased by 22% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and our net income decreased to $2.5 million for the three months ended September 30, 2008 from $5.4 million for the three months ended September 30, 2007 primarily due to increased stock compensation and income tax expenses. Our revenues increased by 18% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and our net income decreased to $6.3 million for the nine months ended September 30, 2008 from $10.5 million for the nine months ended September 30, 2007 primarily due to an increase in operating expenses and income tax expenses. We may not be able to maintain our recent growth and profitability and our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, stock-based compensation and valuation of investments of which some of these investments such as auction rate securities do not have observable market quotes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Fair Value Measurements.  Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, or SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 on our assets and liabilities did not have a material impact on our consolidated financial positions, results of operations or cash flows.

Inventory Valuation.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-down units that are unlikely to be sold based upon a six months’ demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-down, resulting in an increase in gross profit.

Accounting for Income Taxes.   We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At September 30, 2008, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation and expense accruals.

As required under the provisions of SFAS No. 109, we assess the recoverability of our deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS No. 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of September 30, 2008, we believe that our continued and predictable strong earnings provide ample evidence that no valuation allowance is required at this time.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We have not been under the examination of U.S. federal, state or other foreign jurisdictions tax authorities.

The total amount of our unrecognized tax benefits as of September 30, 2008 is approximately $0.7 million.   The total unrecognized tax benefits as of September 30, 2008 increased by approximately $0.1 million from the balance as of December 31, 2007.  Over the next twelve months, our existing tax positions are not expected to generate material increase in total unrecognized tax benefits.  We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. For the three and nine months ended September 30, 2008, we recognized approximately $8,000 of interest and no penalties related to unrecognized tax benefits.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed into law. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we expect to generate federal research and development tax credits for the year ended December 31, 2008. We will record a cumulative tax benefit during the fourth quarter of 2008.

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

We adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under Opinion No. 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and nine months ended September 30, 2008 and 2007, stock-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under Opinion No. 25.

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

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. For the three and nine months ended September 30, 2007, we used the simplified calculation of expected term described in Staff Accounting Bulletin No. 107 and volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us since our stock had been actively traded for only a short period of time for the periods through 2007. For the three and nine months ended September 30, 2008, we performed a review of our assumptions using additional historical data available to us. In the expected term assumption calculation, we started with our additional historical data as suggested by Staff Accounting Bulletin No. 107 and adjusted the historical data for any changes in future expectations. Since we do not have any publicly traded options, we rely exclusively on historical volatility in the expected volatility assumption calculation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on our historical forfeiture experience and is estimated at 10% for all periods presented.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term in years	4.28	6.08	4.28	6.08
Risk-free interest rate	2.79%	4.78%	2.57% – 2.86%	4.60% - 4.78%
Expected volatility	51.0%	67.0%	51.0% - 64.0%	67.0% - 70.6%
Dividend yield	0%	0%	0%	0%

Compensation expense for restricted stock awards is determined using the fair value of our stock on the date of the grant and is recognized on a straight-line basis over the service period.

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statement of Operations Data:	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	37.0	40.0	38.0	41.1
Gross margin	63.0	60.0	62.0	58.9

Operating expenses:
Research and development*	24.0	23.1	23.9	19.8
Selling, general and administrative*	19.3	20.7	21.5	20.2

Total operating expenses	43.3	43.8	45.4	40

Income from operations	19.7	16.2	16.6	18.9
Interest income	2.7	5.4	3.5	5.2

Income before income taxes	22.4	21.6	20.1	24.1
Income tax (benefit) provision	8.8	(14.2)	7.9	(0.2)
Net Income	13.6%	35.8%	12.2%	24.3%

(*)  Percentages include stock-based compensation.

The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of revenues	0.7%	0.5%	0.7%	0.4%
Research and development	4.9	3.8	4.8	3.3
Selling, general and administrative	4.5	4.4	5.1	3.8

Revenues by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Security Surveillance(1)	$14,409	$10,247	$38,873	$28,250
Video Decoders(2)	2,100	3,320	6,356	9,842
LCD Display(3)	1,995	1,293	5,655	4,427
Other(4)	16	262	249	863
Total	$18,520	$15,122	$51,133	$43,382

(1)	Consists of application specific products designed for use in security surveillance systems.

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

Comparisons of the Three Months Ended September 30, 2008 and 2007

Revenues.     Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, LCD display and video decoder. All of our sales are denominated in U.S. dollars.

Revenues were $18.5 million for the three months ended September 30, 2008 and $15.1 million for the three months ended September 30, 2007, an increase of 22%. Revenues from our security surveillance products increased approximately $4.2 million, or 41%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of the increase in sales of our integrated four-in-one-video decoder products. Revenues from of our LCD display products increased by approximately $0.7 million, or 54%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of continuing demand in the automotive market for vehicles with an in-car LCD display that utilizes our products. Revenues from video decoder products decreased approximately $1.2 million, or 37%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of a decrease in demand for our decoders due to a lack of integrated audio functionality. Additionally, sales of our video decoders have also been impacted by the shift of application specific products specifically designed for the LCD display and security surveillance markets. Other revenues decreased $0.2 million, or 94%, in the three months ended September 30, 2008 compared with the three months ended September 30, 2007, primarily as a result of decreased sales of our PCI video decoder products.

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

Gross profit was $11.7 million for the three months ended September 30, 2008 and $9.1 million for the three months ended September 30, 2007, an increase of 29%. Gross margin was 63% for the three months ended September 30, 2008 increasing from 60% for the three months ended September 30, 2007. The increase in gross profit was primarily due to an increase in revenue of $3.4 million or 22%. The increase in gross margin was primarily a result of reduced unit material and production costs attributable to volume purchase discounts and the transition of our products to lower process geometries during 2008.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million for both the three months ended September 30, 2008 and 2007, respectively.

Research and Development.     Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs attributable to new product development may cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars for the remainder of 2008 and into 2009 as we increase our investment in developing new products.

Research and development expenses were $4.4 million, or 24% of revenues, for the three months ended September 30, 2008 and $3.5 million or 23% of revenues for the three months ended September 30, 2007, an increase of 27%. This increase was primarily due to increased compensation-related expenses of approximately $0.9 million in salary and benefits associated with additional headcount in the U.S. and in our Japan subsidiary to support product development efforts and an increase of $0.3 million of stock-based compensation expense, partially offset by a decrease in tape-out costs of $0.2 million.

We incurred stock-based compensation expense associated with research and development personnel of $0.9 million and $0.6 million in the three months ended September 30, 2008 and 2007, respectively.

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

Selling, general and administrative expenses were $3.6 million, or 19% of revenues, for the three months ended September 30, 2008 and $3.1 million, or 21% of revenues, for the three months ended September 30, 2007, an increase in absolute dollars of 14%. The increase in expense was primarily due to increased compensation-related expenses of approximately $0.3 million associated with additional headcount to support the expansion of our subsidiaries in China and Japan and $0.2 million in stock-based compensation expenses. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume. We expect to continue to incur increasing administrative expenses associated with operating as a public company.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0. 8 million and $0.7 million in the three months ended September 30, 2008 and 2007, respectively.

Interest Income.     Interest income was $0.5 million for the three months ended September 30, 2008 and $0.8 million for the three months ended September 30, 2007, a decrease of 38%. The decrease was primarily due to lower rates of returns due to lower interest rates on cash, cash equivalent and investment balances. This was slightly offset by an increase in cash, cash equivalent and investment balances in the three month period ended September 30, 2008.

Income Taxes.     Our provision for income taxes was $1.6 million for the three months ended September 30, 2008. We recorded a benefit from income taxes of $2.2 million for the three months ended September 30, 2007. Our effective tax rate was 39% in the three months ended September 30, 2008. The effective tax rate for both periods differed from the statutory federal income tax rate. In 2008, our effective tax rate was greater than the statutory federal income tax rate primarily due to non-deductible stock-based compensation expenses and state income taxes. In 2007, our effective tax rate was lower than the statutory federal income tax rate primarily due to a partial release of valuation allowances for net operating losses and other deferred tax assets.

Comparisons of the Nine Months Ended September 30, 2008 and 2007

Revenues.     Revenues were $51.1 million for the nine months ended September 30, 2008 and $43.4 million for the nine months ended September 30, 2007, an increase of 18%. Revenues from our security surveillance products increased approximately $10.6 million, or 38%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily as a result of the increase in sales of our integrated four-in-one security surveillance products. Revenues from of our LCD display products increased by $1.2 million, or 28%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily as a result of  an increase in demand in the automotive market for vehicles with an in-car LCD display that utilize our products. Revenues from video decoder products decreased approximately $3.5 million, or 35%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily as a result of a decrease in demand for our decoders due to a lack of integrated audio functionality. Additionally, sales of our video decoders have also been impacted by the shift to application specific products specifically designed for the LCD display and security surveillance markets. Other revenues decreased by $0.6 million, or 71%, in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007, primarily as a result of decreased sales of our PCI video decoder products.

Gross Profit and Gross Margin.     Gross profit was $31.7 million for the nine months ended September 30, 2008 and $25.6 million for the nine months ended September 30, 2007, an increase of 24%. Gross margin was 62% for the nine months ended September 30, 2008 increasing from 59% for the nine months ended September 30, 2007. The increase in gross profit was primarily due to an increase in revenue of $7.8 million or 18%. The increase in gross margin was primarily a result of reduced unit material and production costs in the nine months ended September 30, 2008 compared to the same period in 2007 attributable to volume purchase discounts and the transition of our products to lower process geometries during 2008.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.4 million and $0.2 million in the nine months ended September 30, 2008 and 2007, respectively.

Research and Development.     Research and development expenses were $12.2 million, or 24% of revenues, for the nine months ended September 30, 2008 and $8.6 million, or 20% of revenues, for the nine months ended September 30, 2007, an increase in absolute dollars of 42%. The increase in expenses was primarily due to increased compensation-related expenses of approximately $2.7 million in salary and benefits associated with additional headcount in the U.S. and in our Japan subsidiary to support product development efforts and $1.0 million in stock-based compensation.

We incurred stock-based compensation expense associated with research and development personnel of $2.5 million and $1.4 million in the nine months ended September 30, 2008 and 2007, respectively. The increase in stock-based compensation expenses was primarily due to the granting of restricted stock awards to new employees.

Selling, General and Administrative.    Selling, general and administrative expenses were $11.0 million, or 22% of revenues, for the nine months ended September 30, 2008 and $8.8 million, or 20% of revenues, for the nine months ended September 30, 2007, an increase in absolute dollars of 26%. The increase in expense was primarily due to increased compensation-related expenses of approximately $1.2 million associated with additional headcount to support the expansion of our subsidiaries in China and Japan and $1.0 million in stock-based compensation expenses. We expect selling, general and administrative expenses to continue to increase in the future in support of our anticipated growth as we hire additional personnel, expand our sales and marketing efforts and pay increased sales commissions based on a projected increase in sales volume. We expect to continue to incur increasing administrative expenses associated with operating as a public company.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $2.6 million and $1.6 million the nine months ended September 30, 2008 and 2007, respectively. The increase in stock-based compensation expenses was primarily due to the granting of restricted stock awards to new employees.

Interest Income.     Interest income was $1.8 million for the nine months ended September 30, 2008 and $2.2 million for the nine months ended September 30, 2007, a decrease of 19%. The decrease was due to lower rates of returns due to lower interest rates offset by higher cash, cash equivalent and investment balances during the nine month period ended September 30, 2008.

Income Taxes.     Our provision for income taxes was $4.1 million for the nine months ended September 30, 2008 and a tax benefit of $80,000 for the nine months ended September 30, 2007. Our effective tax rate increased to approximately 39% in the nine months ended September 30, 2008 from a zero percent effective tax rate in the nine months ended September 30, 2007. The effective tax rate for both periods differed from the statutory federal income tax rate. In 2008, our effective tax rate was greater than the statutory federal income tax rate primarily due to non-deductible stock-based compensation expenses and state income taxes. In 2007, our effective tax rate was lower than the statutory federal income tax rate primarily due to a partial release of valuation allowances for net operating losses and other deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and cash flows from operations. Our cash, cash equivalents and short and long-term investments were $77.3 million as of September 30, 2008 compared to $65.4 million as of September 30, 2007.

Net cash provided by operating activities was $10.7 million in the nine months ended September 30, 2008. The net cash provided by our operating activities in the nine months ended September 30, 2008 was primarily due to our net income of $6.2 million, an increase in accounts payables of $0.4 million primarily due to the timing of payments, as well as non-cash charges from stock-based compensation expenses of $5.4 million and depreciation and amortization expenses of $0.5 million. These were partially offset by increases in inventory of $1.3 million, accounts receivable of $0.3 million, both of which are attributable to the growth in our revenue and other prepaid and other assets of $0.3 million.

Net cash provided by operating activities was $11.1 million in the nine months ended September 30, 2007. The net cash provided by our operating activities in the nine months ended September 30, 2007 was primarily due to our net income of $10.5 million and an increase to income taxes payable of $1.5 million, a decrease in our accounts receivable of $0.8 million attributable to the timing of customer collections and an increase in deferred rent of $0.2 million. These were offset by an increase in deferred income taxes of $5.1 million, a decrease in accrued liabilities of

$0.8 million primarily attributable to a reduction in the liability for employees bonuses which were accrued throughout the year and paid subsequent to year-end and a decrease in accounts payable of $0.4 million. We incurred non-cash expenses of $3.2 million for stock-based compensation expense and $0.3 million in depreciation expense in the nine months ended September 30, 2007. We also recognized a tax benefit of $0.9 million attributable to our employee equity incentive plans.

Net cash provided by our investing activities was $7.4 million in the nine months ended September 30, 2008 due to the maturities of our investments of $54.1 million offset by purchases of short and long-term investments of $46.4 million and capital expenditures of $0.4 million.

Net cash used in our investing activities was $2.9 million in the nine months ended September 30, 2007 reflecting purchases of short and long-term investments of $77.2 million and capital purchases of $0.8 million offset by maturities of short and long-term investments of $75.1 million.

Net cash used in financing activities of $0.6 million in the nine months ended September 30, 2008 primarily consisted of repurchases of common stock upon release of restricted stock awards offset by proceeds from the exercise of stock options.

Net cash provided by financing activities of $0.5 million in the nine months ended September 30, 2007 consisted of proceeds from the exercise of stock options.

We believe our existing cash and cash equivalents and investments balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

At September 30, 2008, we held approximately $6.6 million of investments, classified as long-term assets, with an auction reset feature, which are referred to as “auction rate securities”, whose underlying assets are generally student loans which are substantially backed by the federal government. The carrying value of our investment in these auction rate securities has been valued lower than their par value of $7.1 million as of September 30, 2008. We have deemed this loss in fair value as temporary as we currently have the ability and intent to hold these investments until recovery of the auction process or until maturity. The loss in fair value was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in the first quarter of 2008. In February and March of 2008, auctions failed for our auction rate securities, and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist and as a result we have classified these investments as long-term. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. In October 2008, we received an offer from one of our investment providers, which currently holds our ARSs and from whom we had purchased the securities, to sell at par value the ARSs back to the investment provider by 2010. We are in the process of evaluating the offer and the impact to our consolidated financial statements. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Contractual Obligations

The following table identifies our commitments to settle contractual obligations as of September 30, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years

Minimum lease commitments	$1,887	$618	$1,174	$95
Purchase commitments	2,095	2,095	—	—
Total commitments	$3,982	$2,713	$1,174	$95

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

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

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities, or EITF No. 07-3. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, we adopted EITF No. 07-3. The adoption of EITF No. 07-3 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after

December 15, 2008. We will assess the impact SFAS No. 141(R) will have on acquisitions after December 31, 2008, at the time of any such acquisition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the implementation of this standard will have a material impact on the consolidated financial statements.

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

At September 30, 2008, we held approximately $6.6 million of investments, classified as long-term assets, with an auction reset feature, which are referred to as “auction rate securities”, whose underlying assets are generally student loans which are substantially backed by the federal government. The carrying value of our investment in these auction rate securities has been valued lower than their par value of $7.1 million as of September 30, 2008. We have deemed this loss in fair value as temporary as we currently have the ability and intent to hold these investments until recovery of the auction process or until maturity. The loss in fair value was recorded as an unrealized loss reported in a separate component of stockholders’ equity and included in accumulated other comprehensive loss. Our holdings of auction rate securities decreased from $11.6 million at December 31, 2007 due to successful sales of several auction rate securities at the carrying value in the first quarter of 2008. In February and March of 2008, auctions failed for our auction rate securities, and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist and as a result we have classified these investments as long-term. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities were rated AAA at the time of purchase, the highest rating, by a rating agency. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. In October 2008, we received an offer from one of our investment providers, which currently holds our ARSs and from whom we had purchased the securities, to sell at par value the ARSs back to the investment provider by 2010. We are continuing to evaluate the credit quality, classification and valuation of our auction rate securities, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

•                  uncertain demand in the automotive market for LCD display products;

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

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will increase over our historical annual effective tax rate that has been less than 10% of our pre-tax income since our inception, which will harm our financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may delay or postpone purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Consequently, demand could be different from our expectations due to factors including:

•                  changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence;

•                  customer acceptance of our products;

•                  changes in customer order patterns including order cancellations;

•                  and changes in the level of inventory at customers.

Our success depends on our ability to develop and introduce new products, which we may not be able to do in a timely manner, as product development in smaller wafer fabrication geometries becomes more complex and costly.

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

The demand for our products is affected by general economic conditions, which could impact our business.

The United States and international economies have recently experienced a period of economic downturn. The timing of sustained economic recovery, if any, is uncertain. In addition, terrorist acts and similar events, turmoil in the Middle East or war in general, could contribute to a slowdown of the market demand for our products. If the economy continues to slow down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

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

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors into the consumer market. Our customers who manufacture products for the consumer market experience seasonality in the sales of their products, which in turn may affect the timing and volume of orders for our semiconductors. Because the consumer market for digital video applications is characterized by this seasonality, our operating results may vary significantly from quarter to quarter. For example, we generally experience lower sales in the first calendar quarter with our video decoder and LCD display products as a result of the seasonality associated with the consumer markets. In addition, a significant number of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three and nine months ended September 30, 2008, over 94% of our revenues was attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday. These sales fluctuations are expected to continue.

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

Our revenues increased approximately 109% in 2005 from 2004 and approximately 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased approximately 11% in 2007 from 2006 and 18% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

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

The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for both the nine months ended September 30, 2008 and 2007. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 77% of our revenues in 2007 and 77% of our revenues in the nine months ended September 30, 2008.

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

Our industry is characterized by frequent litigation regarding patent and other intellectual property rights. For example, during 2005 and 2006, we were a party to an administrative proceeding in front of the intellectual property tribunal in South Korea in which another party unsuccessfully sought a determination that our TW2824 and TW2834 products infringed a South Korean patent allegedly held by that party. We have certain indemnification obligations to customers under our contract development projects with respect to any infringement of third-party patents and intellectual property rights by our products. If a lawsuit were to be filed against us in connection with claims of infringement, our business would be harmed.

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

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crises affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. There could be a number of follow on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Our operating results may be adversely affected by unfavorable economic, political and market conditions.

Our results could be impacted by adverse economic, social, political and physical/infrastructure conditions in the countries in which we, our customers or our suppliers operate, including security risks, natural disasters, infrastructure disruptions, health concerns and fluctuations in currency exchange rates.

Risks Related to Our Common Stock

Our stock price has been volatile and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended September 30, 2008, the closing price of our stock ranged from a low of $9.17 on September 29, 2008 to a high of $12.44 on July 16, 2008. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of our management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At September 30, 2008, we had 21,217,791 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added an independent director, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur costs associated with our public company reporting requirements. We continue to evaluate and monitor developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Dated: November 6, 2008

/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Dated: November 6, 2008

/s/ Mark Voll
Mark Voll Vice President of Finance and Administration and Chief Financial Officer