Form 10-K
period 2008-12-31
TECHWELL INC
filed 2009-03-11
CIK 1171529

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52014

TECHWELL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0451738 (I.R.S Employer Identification No.)
408 E. Plumeria Drive San Jose, California (Address of principal executive offices)	95134 (Zip Code)

Registrant's telephone number, including area code: (408) 435-3888

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

         Securities registered pursuant to section 12(g) of the Act:

(Title of class)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2008 as reported by the NASDAQ Global Market on that date, was $196,637,044.

         Number of shares of the registrant's common stock outstanding as of February 28, 2009: 21,432,089, at $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2008 in connection with the solicitation of proxies for the Registrant's 2009 Annual Meeting of Stockholders.

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as "expects," "believes," "intends," "anticipates," "estimates," "plans," "may," or "will," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and profitability, expected growth in our target markets and application-specific products, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated tax rate, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

        These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, our ability to sustain profitability, the demand our products and the demand for our products in our target markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customer, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the risks set forth under Item 1A. "Risk Factors." Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        In this report all references to "Techwell," "we," "us" or "our" mean Techwell, Inc.

        Techwell is our registered trademark. We also refer to trademarks of other corporations and organizations in this Form 10-K.

 PART I

ITEM 1.    Business

Overview

        We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets, security surveillance and automotive infotainment. We design application-specific products for our two primary markets that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this application-specific product strategy allows us to better address varying customer requirements and fully leverage our technology capabilities within our two core markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost-effective.

 Industry Background

Growth in Video Applications Based on Digital Technology

        Video applications based on digital technology are experiencing rapid growth in the security surveillance and automotive infotainment markets. This growth is largely attributable to significant improvements in the user experience, including enhanced video quality, increased functionality and reduced form factors as well as the lower cost of such systems.

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

        Video sources such as security surveillance cameras, DVD players, and game consoles generate video signals that conform to popular analog video standards such as composite, S-video, component and Syndicate of Radio and Television Manufacturers, or SCART. However, these sources may generate video signals that are off-specification or weak, both of which deteriorate video quality. Off-specification signals are signals that have been generated with slight variations to specifications under a particular standard. Weak signals are signals that conform to specifications but result in high levels of noise. Digital video applications must support these standard analog video signals, even if they are off-specification or weak, without sacrificing video quality.

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

Our Strengths

        Since our inception, we have internally developed the combination of technologies, expertise and capabilities necessary for the conversion and processing of video signals. We do not depend on third-

parties for any material technology, expertise or capability. We believe we have the following technology strengths:

        Advanced Analog Design Capability.    As a result of our advanced analog design capability, we have developed multiple technologies that enable analog video signals to be processed digitally. One of the key analog technologies we have developed internally is our high performance, cost-effective and low power analog front-end that conditions and converts analog video signals into a digital format. The multiple core functions performed within our analog front-end are anti-aliasing filtering, automatic gain control signal clamping and analog to digital conversion. Other key analog technologies we have developed internally are phase lock loops, high frequency and delta sigma analog to digital converters, video and audio digital to analog converters and low voltage differential signaling.

        Advanced Digital Video Processing Technology.    We have a proprietary video decoding architecture for decoding analog video. This architecture allows us to cost-effectively implement two dimension, or 2D, and three dimension, or 3D, comb filtering, color demodulating and sync processing, which are the key technologies required for high performance video decoding. Comb filtering enables improved video quality, while sync processing enables support of weak and off-specification signals. In addition, we have developed a number of digital technologies targeted at specific applications in the security surveillance and automotive infotainment markets. For example, we have developed deinterlacing, scaling and image enhancement algorithms, which are important technologies for displaying video signals in in-car LCD display and advanced TV applications. Similarly, we have developed multiplexing, motion detection, multiple picture-in-picture and motion JPEG compression technologies for security surveillance systems.

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

        Cost-effectiveness.    Our proprietary video decoding architecture and our standard CMOS process design expertise allow us to reduce the number of transistors required to design semiconductors cost-effectively.

Our Growth Strategy

        Our objective is to be the leading provider of high performance, cost-effective mixed signal semiconductors to the security surveillance and automotive infotainment markets. To achieve this objective, we expect to continue to pursue the following strategies:

        Target Multiple High Growth Digital Video Applications.    We address a number of digital video applications in the security surveillance and automotive infotainment markets that provide us with multiple high growth opportunities. Our products are incorporated into numerous security surveillance applications that are experiencing significant growth, including DVRs and video servers. Our products are also incorporated into numerous automotive infotainment applications that are expected to grow significantly over the next several years as automobile manufacturers add features such as rear seat entertainment, front console navigation and rear view mirror displays.

        Develop Additional Application-Specific Products.    We provide our customers with application-specific products designed specifically to address the requirements of the specific market we target. These application-specific products integrate our video decoder with our advanced digital processing technologies and target the security surveillance and automotive infotainment markets. We believe that our application-specific product strategy allows us to better address varying customer requirements and fully leverage our technology capabilities. We plan to maintain and expand upon this product strategy in the future.

        Develop New Technologies.    We plan to continue to develop additional technologies to address evolving customer requirements. For example, we have expanded our research and development efforts and are developing H.264 encoding and decoding technologies, which are important functions for storing, displaying and networking video. Consistent with our product strategy, we intend to incorporate these H.264 encoding and decoding technologies into our application-specific products in the future.

        Expand Customer Relationships.    Our mixed signal semiconductors are used by over 100 companies in the security surveillance and automotive infotainment markets. We sell our semiconductors through sales and customer support personnel and sales and marketing offices in the United States, Japan, South Korea, Taiwan and China. We intend to continue to expand our sales, marketing and technical support capabilities to pursue additional design wins with our existing customers and to develop relationships with new customers in our target markets.

Products

        We design, market and sell mixed signal semiconductor products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. Historically, we classified our initial products as general purpose products in that they serviced multiple markets. In the process of supplying products to these markets, we developed specific knowledge regarding the requirements for certain markets. We then concentrated our development efforts on video applications within a limited number of target markets. Today, our application-specific products include products specifically designed for security surveillance systems and LCD displays primarily used in the automotive infotainment market. We intend to continue to develop new generations of products for each of these application-specific product lines. To a lesser extent, we continue to design, market and sell general purpose video decoders. Accordingly, we classify our products in three primary lines: security surveillance, LCD display and video decoders.

        Security Surveillance.    Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format. In addition, we integrate a multiplexer, a key technology required to combine multiple video signals into a single video signal, and a display processor, a key technology required to display multiple video channels. In December 2008, we introduced a new security surveillance product which includes a 16 channel multiplexer and supports the display of multiple standard definition and high definition video sources. We currently sell our security surveillance products to customers for the following applications: embedded digital video recorders, or DVRs, PC-based DVRs, networked video recorders, or NVRs and multiplexers.

        LCD Display.    Our LCD display products integrate important functions required to display popular analog video, high definition video and PC graphics signals on a LCD display. These key functions include a video decoder, deinterlacer and scaler. In addition, our newer generation LCD display products integrate a timing controller to interface directly with certain types of LCD displays and image enhancement functionality to improve overall video quality. In January 2008, we announced the introduction of five new LCD display processors designed for the automotive end market. These new products are designed to offer our customers a comprehensive set of capabilities including advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

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

        The following table summarizes the features and diverse applications of our primary product lines:

Product Line	Key Features		Target Applications
Security Surveillance	•	Integrates four NTSC and PAL video decoders	Embedded DVR, PC based DVR, NVR and multiplexer
	•	Incorporates motion detection, scaling and/or audio analog to digital converters
	•	Integrates a multiplexer and a MJPEG video CODEC

LCD Display	•	Integrates NTSC, PAL, SECAM video decoder, deinterlacer, scaler, timing controller and image enhancement	In-car LCD display, including front console, rear seat and rear view mirror displays
	•	Supports composite, component, S-video and SCART video formats
	•	Incorporates image enhancement and analog and digital timing controller

Video Decoder	•	Supports NTSC, PAL and SECAM analog TV broadcast formats	Advanced TV, DVD recorder, multifunction LCD monitor, camcorders and PC peripherals including TV tuner cards and USB TV boxes
	•	Supports composite, component, S-video and SCART video formats
	•	Incorporates either 2D or 3D comb filter and either 9 or 10 bit analog to digital converter
	•	Available with 100mW to 800mW power consumption

        Our other products include contract development projects, early generation mixed signal semiconductors for digital video applications and a PCI video decoder product, which is a video decoder that utilizes peripheral component interconnect, or PCI, technology for personal computer applications.

Technology

        We have several core competencies that enable us to design important analog, mixed signal and digital technologies that can be implemented across our application-specific product lines. Over the last ten years, we have internally developed the combination of technologies, expertise and capabilities necessary for the conversion and processing of video signals. We do not depend on third-parties for any material technology, expertise or capability.

        We have developed a proprietary high performance and cost-effective video decoder technology that receives and converts various analog video signals, including TV broadcast, composite video,

S-video, component and SCART, into a standard digital format. Our video decoder uses both analog and digital circuitry. Our video decoder uses our high performance, cost-effective and low power analog front-end for signal conditioning and sampling the analog signal into digital format. It uses our advanced digital processing circuitry, including a 2D and 3D comb filter, a color demodulator and a sync processor for deciphering the raw digital stream into the four principal components: luminance, U, V and synchronization. These are important technologies required for high performance video decoding. Comb filtering is a technique for separating TV broadcast and composite video signals into luminance and modulated chrominance. Our advanced comb filter provides separation resulting in high-resolution image with minimal visible artifacts such as cross color and crawling or dangling dots. Our color demodulator converts the modulated chrominance signals based on NTSC, PAL and SECAM standards and sub-standards into baseband U and V components. Our sync processor extracts the vertical and horizontal synchronization information from the video stream, which is required for the display device to reconstruct the original video content. Both our advanced color demodulator and our advanced sync processor are critical to our decoder's ability to support off-specification and weak signals.

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

Customers

        We principally sell our products to distributors who, in turn, sell to OEMs original design manufacturers, or ODMs, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to OEMs and ODMs. ODMs typically design and manufacture electronic products to sell to OEMs. In the three years ended December 31, 2008, our largest customers have been distributors, who typically support multiple OEMs and ODMS. In 2008 and 2007, our largest customer was Lacewood International Corporation, or Lacewood, our largest distributor in China, accounted for 34% and 22% of our revenues, respectively. Our largest customers in 2006 were Lacewood, Regulus Technologies Co., Ltd and Gentech Inc. accounting for 15%, 12% and 10% of our revenues, respectively. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, and to promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 30 days notice and do not require price protection. Our direct sales to OEMs and ODMs are accomplished through purchase orders.

        Substantially all of our sales are to customers in Asia, which sales accounted for approximately 98% of our revenues for 2008, 2007 and 2006. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
China	37%	26%	21%
Taiwan	29	40	43
South Korea	27	29	31
Japan	5	3	3
Other	2	2	2

Sales and Marketing

        We sell our products worldwide through multiple channels, utilizing our direct sales force and applications engineering staff and our network of domestic and international independent distributors and OEMs and ODMs who are supported by our independent sales representatives. Each of these sales channels is supported by our customer service and marketing organizations. We have marketing and customer support personnel in the United States as well as China, Japan, South Korea and Taiwan. We intend to expand our sales and support capabilities and our network of independent distributors and sales representatives in key regions domestically and internationally.

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

Research and Development

        Our research and development efforts are focused on the development of new technologies for our application-specific product lines. As of December 31, 2008, we had 78 persons engaged in research and development. Our research and development expense was $17.1 million in 2008, $12.3 million in 2007 and $9.2 million in 2006.

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

        Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our video decoding architecture and other mixed signal technologies. As of December 31, 2008, we had two issued patents and five patent applications pending in the United States and two patent applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently design and market, including a patent for our video decoding architecture. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Patents that we currently own do not cover all of the semiconductors that we presently design and market. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

        The laws of other countries in which we market our semiconductors, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third-parties to benefit from our technologies without paying us for doing so. Any inability to protect our proprietary rights could harm our ability to compete, generate revenue and grow our business.

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

        Semiconductor Fabrication.    We currently outsource our semiconductor manufacturing primarily to Taiwan Semiconductor Manufacturing Company, or TSMC. We work closely with TSMC to forecast on a monthly basis our manufacturing capacity requirements. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with TSMC, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with TSMC to increase yields, lower manufacturing costs and improve quality. We have also qualified and retained additional foundries to manufacture our semiconductors and to support our future product growth.

        Assembly and Test.    Our products are shipped from our semiconductor manufacturers to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, primarily to Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan. Our products are designed to use low cost, standard packages and be tested with widely available test equipment. We have also qualified and retained additional vendors to assemble and test our semiconductors.

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

Competition

        The market in which we operate is extremely competitive, and is characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. We compete with numerous domestic and international semiconductor manufacturers and designers, including NXP, Inc. (formerly Philips Semiconductors), Texas Instruments Inc., MStar Semiconductor Inc., Conexant Systems Inc. and Nextchip Company Ltd. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Some of our competitors currently offer product features or technologies that we do not currently offer but intend to sell in the future. We must, therefore, compete against competitors that have more experience in developing and selling products and technologies that we do not currently offer but intend to offer in the future. Some of our competitors also use smaller geometry process technologies in their products, which can result in better manufacturing yields and decreased costs. In addition, these competitors may have greater credibility with our existing and potential customers. Many of our current and potential customers have their own internally developed semiconductor solutions, and may choose not to purchase products from third-party suppliers like us. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position. For example, in 2003, we were unable to sell certain products to a customer for whom these products were specifically designed as a result of our failure to produce a product that met this customer's specifications. We believe this customer eventually secured this product from another vendor. Although we no longer design and tailor specific chips for customers, our ability to compete successfully depends in part on our ability to deliver products without reliability, quality or compatibility problems.

        Our ability to compete successfully depends on a number of factors, including:

  •
  performance and robustness;

  •
  functionality;

  •
  price and cost-effectiveness;

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

Employees

        As of December 31, 2008, we employed 165 full-time employees, including 78 in research and development, 52 in sales, marketing and support, 17 in operations and 18 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

Executive Officers and Other Key Employees

        The following table shows information about our executive officers and other key employees as of February 28, 2009:

Name	Age	Position(s)
Fumihiro Kozato	49	President, Chief Executive Officer and Director
Mark Voll	54	Vice President of Finance and Administration and Chief Financial Officer
Dr. Feng Kuo	51	Chief Technical Officer
Dong Wook (David) Nam	41	Vice President of Sales and Marketing
Joe Kamei	52	Vice President of Operations

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

        Mark Voll has served as our vice president of finance and administration and chief financial officer since November 2005. From December 2004 to July 2005, Mr. Voll served as the interim chief executive officer of Monolithic System Technology, Inc., a semiconductor intellectual property licensing company. From June 2002 to November 2005, Mr. Voll served as chief financial officer at Monolithic System Technology, Inc. From June 2000 to June 2002, Mr. Voll served as the chief financial officer for Axis

Systems, Inc., a developer of semiconductor verification tools. Mr. Voll holds a B.S. in accounting from Providence College.

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

        Joe Kamei as served as our vice president of operations since July 2007 and our director of operations from May 2000 to June 2006. From 1998 to 2000, Mr. Kamei was a manager at Kanematsu USA Inc., a Japanese general trading company. From 1991 to 1998, Mr. Kamei was an engineering manager at Ricoh Co., Ltd., a global manufacturer of office automation equipment. Mr. Kamei holds a B.S. of precise machinery engineering from Tokyo University.

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

        Our revenue and operating results are difficult to predict, have in the past fluctuated, and may in the future fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results are affected by a number of factors, including:

  •
  unpredictable volume and timing of customer orders, which are not fixed by contract and vary on a purchase order basis;

  •
  uncertain demand in the automotive infotainment market for LCD display products;

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

  •
  our customers' sales outlook, purchasing patterns and inventory adjustments based on demands and general economic conditions;

  •
  product obsolescence and our ability to manage product transitions;

  •
  our ability to successfully develop, introduce and sell new or enhanced products in a timely manner;

  •
  the timing of new product announcements or introductions by us or by our competitors; and

  •
  fluctuations in our effective tax rate.

        We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short-term. We have limited historical financial data from which to predict future sales for our products. As a result, it is difficult for us to forecast our future revenue and budget our operating expenses accordingly. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

We have only been profitable since 2005 and may not sustain or increase profitability in the future which may cause the market price of our common stock to decline.

        We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter. To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will be at or near the current statutory tax rate of 35%, which is higher than our average historical annual effective tax rate which has been less than 10% of our pre-tax income since our inception. This will harm our future financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

If the growth of demand for digital video applications for the security surveillance and automotive infotainment markets does not continue, our ability to increase our revenue could suffer.

        Our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of our target markets is uncertain and will depend in particular upon:

  •
  the pace at which new digital video applications are adopted;

  •
  a continued reduction in the costs of products in these markets;

  •
  the availability, at a reasonable price, of components required by such products, such as LCD panels; and

  •
  consumer confidence and the continued increase of consumer spending levels.

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.

        Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may delay or postpone purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Consequently, demand could be different from our expectations due to many factors including:

  •
  changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence;

  •
  customer acceptance of our products;

  •
  changes in customer order patterns including order cancellations; and

  •
  changes in the level of inventory at customers.

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

We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our revenue and profitability.

        The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuous evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers, and our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Many of our current and potential customers have their own internally developed semiconductor solutions and may choose not to purchase products from third-party suppliers like us.

The demand for our products is affected by general economic conditions, which could impact our business.

        The United States and international economies are experiencing a period of economic downturn. The timing of sustained economic recovery, if any, is uncertain. In addition, terrorist acts and similar events, turmoil in the Middle East or war in general, could contribute to a slowdown of the market demand for our products. If the economy continues to slow down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed.

        We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products and harm the market's perception of us. We believe that our future success is highly dependent on the contributions of Fumihiro Kozato, our president and chief executive officer, and Dr. Feng Kuo, our chief technical officer. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

If we fail to develop, in a timely manner, or at all, technologies that address the demands of a shift from analog video signals to digital video signals our operating results could suffer.

        Our semiconductors are principally designed to decode analog video signals into digital images. By June 12, 2009, transmission of broadcast TV signals will no longer be permitted in analog and all signals must be in a digital format. We are in the process of developing mixed signal and digital technology to decode digital signals. However, transmission of digital video involves a combination of emerging technologies. The complexities of these technologies and the variability in implementations between manufacturers may cause our development of semiconductors to be costly and time-consuming. We may never obtain the benefits of our investment in developing this technology. The complexities of digital broadcast technologies may also cause some of the semiconductors we are developing to ultimately work incorrectly for reasons that may be either related or unrelated to our products, or not be interoperable with other key products. Delays or difficulties in integrating our semiconductors into digital broadcast products or the failure of products incorporating digital video to achieve broad market acceptance could have an adverse effect on our business.

A significant portion of our products are sold into the security surveillance market, and if sales of our semiconductors into this market decline or do not increase, or if we do not increase our sales into the automotive infotainment market, our business and financial results could suffer.

        We sell semiconductors targeted for the security surveillance and automotive infotainment markets. For the year ended December 31, 2008 approximately 78% of our sales were derived from the sale of our products designed for the security surveillance market. If sales of semiconductors into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive infotainment market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, or if the automotive infotainment industry in general continues to experience weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

Our business is subject to seasonality, which is likely to cause our revenues to fluctuate.

        Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the year ended December 31, 2008, over 93% of our revenues was attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday.

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

        Our revenues increased approximately 109% in 2005 from 2004 and approximately 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased approximately 11% in 2007 from 2006 and 13% in 2008 compared to 2007. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

        In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not successfully addressed, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert management's attention and require considerable cash outlays at the expense of existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes in our tax rates will affect our future results.

        Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and the availability of tax credits. Prior to September 30, 2007, we determined that it was not more likely than not that our deferred tax assets would be recovered from future taxable income. Therefore, we provided a valuation allowance for our deferred tax assets. At September 30, 2007, we assessed the recoverability of our deferred tax assets. As a result of this assessment, we released the valuation allowance recorded against our deferred tax assets of approximately $5.5 million. Our effective tax rate for the year ended December 31, 2008, 2007 and 2006 was approximately 38%, (4)% and 9%, respectively. The negative effective tax rate in 2007 was a result of the release of the valuation allowance on our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

        We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing efforts, which resulted in increasing our headcount from 96 employees at the end of 2006 to 165 employees at the end of 2008. To manage our growth successfully, we believe we must effectively:

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

  •
  expand and upgrade our technological capabilities; and

  •
  manage multiple relationships with our customers, distributors, suppliers and other third-parties.

        Our efforts may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We may experience unforeseen delays, expenses or lower than expected product yields for our semiconductors manufactured by our third-party vendors, which could increase our costs and prevent us from recognizing the benefits of new technologies we develop.

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

        Although we test our products, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. For example, in the past, we were unable to sell certain products to a customer for whom these products were specifically designed as a result of our failure to produce a product that met this customer's specifications. We believe this customer secured the product from another vendor. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns and product liability claims against us, which may not be fully covered by insurance. Any of these could harm our business.

We rely on a limited number of independent subcontractors for the manufacture, assembly and testing of our semiconductors, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

        We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on TSMC to produce the majority of our semiconductors. We rely on ASE to assemble, package and test many of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

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

        We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

We plan to retain additional foundries to manufacture our semiconductors, which could disrupt our current manufacturing process and negatively impact our sales volumes and revenue.

        We are a fabless semiconductor company which relies on third-party manufacturers or foundries to manufacture our semiconductors. We are reliant on these foundries for the manufacture of our products as well as providing services to assist us in getting our products into production. As a result of the complexity in manufacturing our semiconductors, it is difficult to determine if a new foundry will be able to successfully produce our products. We may not be able to enter into a relationship with a new foundry that produces satisfactory yields on a cost-effective basis. If we need another foundry because of increased demand, or the inability to obtain timely and adequate deliveries from our current provider, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Any failure to successfully integrate a new foundry could negatively impact our sales volumes and revenue.

Our business depends on international customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

        The percentage of our revenues attributable to sales to customers in Asia was approximately 98% for the year ended December 31, 2008, 2007 and 2006. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

        Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our semiconductors, particularly those designed for digital video applications in the automotive infotainment market. Our sales cycle typically ranges from six to 24 months. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory to the time we generate revenue, if any, from these expenditures. In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers looking to purchase a new product. As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our semiconductors or elects not to purchase a new product or product enhancements from us.

We primarily sell our semiconductors through a limited number of distributors, and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

        We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented approximately 79% of our revenues in 2008, 77% of our revenues in 2007 and 79% of our revenues in 2006.

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

        Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third-parties to benefit from our technologies without compensating us for doing so. For example, if the foundry that manufactures our semiconductors loses control of our intellectual property, it would be more difficult for us to take remedial measures since it is located in Taiwan, which does not have the same protection for intellectual property as is provided in the United States. Any inability to adequately protect our proprietary rights could harm our ability to compete, generate revenue and grow our business.

We may not obtain sufficient patent protection on the technology embodied in the semiconductors we currently manufacture and market, which could harm our competitive position and increase our expenses.

        Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2008, we had two issued patents in the United States and five patent applications pending in the United States and two applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently manufacture and market, including a patent for our video decoding architecture. Patents that we currently own do not cover all of the semiconductors that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with competitive advantages. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by anyone in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important to our business or our competitive position.

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

        Questions of infringement in the digital video applications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation, could cause our customers to use our competitors' products and could divert the efforts and attention of management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third-parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

Our headquarters are located in the State of California and our third-party manufacturing, assembly and testing vendors have facilities in the State of Washington and in Asia, areas subject to significant earthquake risks. Any disruption to our or their operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

        TSMC, which manufactures substantially all of our semiconductors, has facilities in the State of Washington and in Taiwan. Our assembly and testing vendors' facilities are primarily located in Taiwan. In addition, our headquarters are located in Northern California. The risk of an earthquake or extreme weather in the Pacific Rim region or an earthquake in Northern California or Washington State is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of TSMC and ASE, our primary assembly vendor, as well as other providers of foundry, packaging and test services. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. In 2005, several typhoons also disrupted the operations of TSMC and ASE. As a result of these natural disasters, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

Management may apply our cash, cash equivalents and short-term and long-term investments to uses that do not increase our market value or improve our operating results.

        We intend to use our cash, cash equivalents and short-term and long-term investments for general corporate purposes, including working capital and capital expenditures. We may also use a portion of our cash, cash equivalents and short-term and long-term investments to acquire or invest in complementary technologies, businesses or other assets. We have not reserved or allocated our cash, cash equivalents and short-term and long-term investments for any specific purpose, and we cannot state with certainty how management will use our cash, cash equivalents and short-term and long-term investments. Accordingly, management has considerable discretion in applying our cash, cash equivalents and short-term and long-term investments and may use our cash, cash equivalents and short-term and long-term investments for purposes that do not result in any increase in our results of operations or market value. Until the cash, cash equivalents and short-term and long-term investments are used, they may be placed in investments that do not produce income or lose value.

Risks Related to Our Industry

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly, which could adversely affect the market price of our common stock.

        The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and accelerated erosion of prices. These factors have caused and could cause substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

The recent financial crisis could negatively affect our business, results of operations and financial condition.

        The recent financial crises affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. There could be a number of follow on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Risks Related to Our Common Stock

Our stock price has been volatile and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

        The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report on Form 10-K. For example, in the year ended December 31, 2008, the closing price of our stock ranged from a low of $5.01 on December 15, 2008 to a high of $14.17 on June 5, 2008. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of management's attention and resources.

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

        We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

        Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At December 31, 2008, we had 21,346,611 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

Our corporate actions are substantially controlled by officers, directors, principal stockholders and affiliated entities.

        Our directors, executive officers and affiliated entities beneficially own a significant percentage of our outstanding common stock. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        Our corporate headquarters and primary research and development and operations facilities occupy approximately 27,900 square feet in San Jose, California under leases that expire in December 2011. We also lease properties in Illinois, Japan, Taiwan, South Korea and China. We do not own any manufacturing facilities, and we contract and license to third-parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate expansion of our operations, if necessary.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        The information required by this item regarding equity compensation plans is set forth under the caption Equity Compensation Plan Information in our 2009 Proxy Statement and is incorporated herein by reference.

        Our common stock began trading on the NASDAQ Global Market on June 21, 2006 under the symbol "TWLL". The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the NASDAQ Global Market.

	Low	High
Year ended December 31, 2007:
First Quarter	$11.69	$18.11
Second Quarter	$12.30	$15.25
Third Quarter	$8.98	$14.34
Fourth Quarter	$10.50	$13.09
Year ended December 31, 2008:
First Quarter	$9.11	$10.85
Second Quarter	$10.50	$14.17
Third Quarter	$9.17	$12.44
Fourth Quarter	$5.01	$9.86

Holders of Record

        At December 31, 2008, there were approximately 38 stockholders of record.

Dividend Policy

        To date, we have not declared or paid cash dividends on our common stock. We currently intend to retain any future earnings and currently do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Sales of Unregistered Securities and Purchases of Equity Securities

        During the fiscal year ended December 31, 2008, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Techwell under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison from June 21, 2006 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2008 of the cumulative total return for our common stock, the NASDAQ Composite Index, and the Nasdaq Semiconductor Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Nasdaq Semiconductor Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*

Among Techwell, Inc, The NASDAQ Composite Index
And The Nasdaq Semiconductor Index

*
$100 invested on 6/21/06 in stock & 5/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2008 and 2007 and the selected consolidated statements of operations data for each year ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2006, 2005 and 2004 and the selected consolidated statements of operations data for each year ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$67,636	$59,887	$53,712	$36,051	$17,251
Cost of revenues(1)	25,647	24,200	22,977	17,304	8,780

Gross profit	41,989	35,687	30,735	18,747	8,471

Operating expenses:
Research and development(1)	17,104	12,277	9,183	8,684	6,319
Selling, general and administrative(1)	14,656	12,287	8,702	5,730	3,798
Restructuring costs	—	—	—	—	224

Total operating expenses	31,760	24,564	17,885	14,414	10,341
Income (loss) from operations	10,229	11,123	12,850	4,333	(1,870)
Interest income	2,282	3,089	1,670	368	179

Income (loss) before income taxes	12,511	14,212	14,520	4,701	(1,691)
Income taxes provision (benefit)	4,724	(518)	1,298	160	51

Net income (loss)	$7,787	$14,730	$13,222	$4,541	$(1,742)

Basic net income (loss) per share	$0.37	$0.71	$1.04	$1.14	$(0.49)
Weighted shares used in computing basic net income (loss) per share	21,112	20,772	12,772	3,993	3,591
Diluted net income (loss) per share	$0.35	$0.68	$0.64	$0.25	$(0.49)
Weighted shares used in computing diluted net income (loss) per share	22,067	21,818	20,538	18,434	3,591

(1)
Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Costs and expenses:
Cost of revenues	$492	$297	$117	$31	$22
Research and development	3,339	1,830	1,100	427	474
Selling, general and administrative	3,506	2,423	1,050	442	426

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,485	$27,177	$13,201	$15,982	$2,069
Short and long-term investments	36,932	41,223	41,327	804	8,356
Working capital	67,047	65,374	51,473	21,152	12,023
Total assets	97,364	83,737	63,993	25,644	14,143
Redeemable convertible preferred stock	—	—	—	40,777	37,868
Total stockholders' equity (deficit)	$92,904	$78,065	$57,146	$(19,210)	$(25,458)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere this Annual Report on Form 10-K.

Overview

        We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets, security surveillance and automotive infotainment. We design application-specific products for our two primary markets that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this applications specific product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our two core markets. To a lesser extent, we market and sell video decoders to the consumer market. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost-effective.

        We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the year ended December 31, 2008.

        We have three principal semiconductor product lines: security surveillance products, liquid crystal display, or LCD, products, and video decoder products. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format. In addition, we integrate a multiplexer, a key technology required to combine multiple video signals into a single video signal, and a display processor, a key technology required to display multiple video channels. In 2007, we introduced our first integrated security surveillance product, which integrated four video decoders and a system controller and a multiplexor on a single semiconductor. In December 2008 we introduced a new security surveillance product which includes a 16 channel multiplexer and supports the display of multiple standard definition and high definition video sources. We currently sell our security surveillance products to customers for the following applications: embedded digital video recorders, or DVRs, PC-based DVRs, networked video recorders, or NVRs, and multiplexers.

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

        Our video decoder products are high performance mixed signal semiconductors that decode analog TV broadcast signals, including NTSC, PAL and SECAM, and popular analog video signals, including composite, S-Video, component and SCART, into a standard digital format. Our video decoder products integrate proprietary sync processing, color demodulating and digital 2D and 3D comb filtering, which are the key technologies required for high performance video decoding. We offer a broad range of video decoder products at various price points and with varying features. We have developed our video decoder products for applications within the consumer markets such as advanced TV, multifunction LCD monitor, DVD recorder and camcorders. In the future however, we intend to focus our development efforts specifically on applications for the security surveillance and automotive infotainment markets and as a result, we anticipate our video decoder revenues will decline over the next several quarters.

        Our other products include early generation mixed signal semiconductors for digital video applications and PCI video decoder products, which are video decoders that utilize peripheral component interconnect, or PCI, technology for personal computer applications.

        Although our revenues have grown rapidly in a short period of time, we do not expect to achieve similar growth rates in the future. We currently expect to increase our expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. The growth of our target markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our target markets, can cause our revenue growth to be inconsistent.

        We undertake significant product development efforts well in advance of a product's release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six months to 24 months until production begins, depending on the product's complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our product. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer's application for an extended period. Our sales cycle typically ranges from six to 24 months. Due to the length of our product development and sales cycle, the majority of our revenues for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

        As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications.

        We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to OEMs and to ODMs. In 2008, we derived approximately 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. In 2007, we derived approximately 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. In 2006, we derived 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

        We received an aggregate of 79%, 78% and 76% of our revenues from our ten largest customers in 2008, 2007 and 2006, respectively. In 2008 and 2007, one of our customers, a distributor, accounted for 34% and 22%, respectively, of our revenues. In 2006, three of our customers, all of which are distributors, accounted for 15%, 12% and 10% of our revenues, respectively.

        We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for approximately 98% of our revenues in 2008, 2007 and 2006. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
China	37%	26%	21%
Taiwan	29	40	43
South Korea	27	29	31
Japan	5	3	3
Other	2	2	2

        We received 37%, 26% and 21% of our revenue from China in 2008, 2007 and 2006, respectively. The increase was primarily due to an increase in revenue from our security surveillance market, whose products were primarily sold to customers in China. We received 29%, 40% and 43% of our revenue from Taiwan in 2008, 2007 and 2006, respectively. The decrease was primarily due to a decline in revenue from consumer markets, whose products were primarily sold to customers in Taiwan.

        We believe that a substantial majority of our revenues will continue to come from customers located in Asia, where most of the electronic devices that use our semiconductors, are manufactured. As a result of this regional customer concentration, we may be subject to environmental, economic, cultural and political events as well as other developments that impact our customers in Asia. All of our sales currently are denominated in U.S. dollars. Therefore, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Substantially all of our cost of revenues and a majority of our operating expenses are also denominated in U.S. dollars. As a result, we believe that our overall exposure to foreign exchange risk is low.

        We have two international subsidiaries, one in Japan and one in China. We also have two international branches, one in South Korea and one in Taiwan. At December 31, 2008, 66 of our 165 employees were located in our international subsidiaries and branch offices. Our Japan subsidiary is involved in both product development and technical marketing support. Our China subsidiary and our Taiwan and Korea branches primarily provide marketing support.

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

        We expect our revenues to be lower in the first calendar quarter of each year. The most significant factor for this decline is because most of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday. Typically, our customers' offices are closed for a week or more during the extended holiday period, which negatively impacts our business during the first calendar quarter of the year. As a result of seasonality associated with our customer concentration in Asia, we expect our revenues to be lower in the first calendar quarter of each year.

        Our revenues increased by 13% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our income before income taxes decreased to $12.5 million for the year ended December 31, 2008 from $14.2 million for the year ended December 31, 2007, primarily due to increased compensation related expenses, which includes stock-based compensation expense. We may not be able to maintain our recent growth and profitability and our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, income taxes, warranty obligations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

        Fair Value Measurements.    Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 on our assets and liabilities did not have a material impact on our consolidated financial positions, results of operations or cash flows. Refer to note 2 to our consolidated financial statements for the fair value hierarchy, inputs to valuation techniques and fair value measurements of financial assets carried at fair value.

        Inventory Valuation.    Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-down units that are unlikely to be sold based upon demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory write-downs may be required. Once inventory costs are written down, such revised costs are maintained until the product is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-down, resulting in an increase in gross profit.

        Accounting for Income Taxes.    We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At December 31, 2008, our total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation and expense accruals.

        As required under the provisions of SFAS 109, we assess the recoverability of our deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of December 31, 2008, we believe that our continued and predictable strong earnings provide ample evidence that no valuation allowance is required at this time as it is more likely than not the deferred tax assets will be realized in the future.

        We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We have not been under the examination of U.S. federal, state or other foreign jurisdictions tax authorities.

        We adopted the provisions of Financial Accounting Standards Board , or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's consolidated financial statements in accordance with SFAS 109. As a result of the implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings.

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.7 million. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

        We recognize interest related to unrecognized tax benefits in our income tax expense and penalties related to unrecognized tax benefits in our operating expenses. During 2008, we recognized approximately $19,000 of interest and no penalties. During 2007, the Company recognized $6,000 of interest and no penalties. As of December 31, 2008 and 2007, we had approximately $25,000 and $6,000, respectively, of accrued interest related to unrecognized tax benefits.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values and recognize that expense over the required service period. Prior to our adoption of SFAS 123(R), we accounted for stock-based compensation awards issued to our employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.

        We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under APB 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the year ended December 31, 2008, 2007 and 2006, stock-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB 25.

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

        The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. For the year ended December 31, 2008, the expected term assumption calculation was based on historical data as suggested by Staff Accounting Bulletin No. 107, or SAB 107, adjusted for any changes in future expectations. We relied exclusively on historical volatility in the expected volatility assumption calculation since we do not have any publicly traded options. For the year ended December 31, 2007 and 2006, we used the simplified calculation of expected term described in SAB 107 and volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us since our stock had been actively traded for only a short period of time for the periods through 2007. For the year ended 2008, 2007 and 2006, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option and the estimated forfeiture rate is based on our historical forfeiture experience and is estimated at 10% for all periods presented.

        The following assumptions are used to value stock options granted in the periods presented:

	Year Ended December 31,
	2008	2007	2006
Expected term in years	4.28	6.08	6.08
Risk-free interest rate	1.8-2.9%	4.6-4.8%	4.6-5.0%
Expected volatility	51.0-64.0%	65.1-70.6%	72.6-74.1%
Dividend yield	—	—	—

        Compensation expense for restricted stock awards is determined using the fair value of our stock on the date of the grant and is recognized on a straight-line basis over the service period.

        Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock awards in future periods primarily as a result of our adoption of SFAS 123(R).

Results of Operations

        The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Consolidated Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	37.9	40.4	42.8

Gross profit	62.1	59.6	57.2

Operating expenses:
Research and development(1)	25.3	20.5	17.1
Selling, general and administrative(1)	21.7	20.5	16.2

Total operating expenses	47.0	41.0	33.3

Income from operations	15.1	18.6	23.9
Interest income	3.4	5.2	3.1

Income before income taxes	18.5	23.8	27.0
Income taxes provision (benefit)	7.0	(0.9)	2.4

Net income	11.5%	24.7%	24.6%

        (1)   Percentages include stock-based compensation. The table below indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Costs and expenses:
Cost of revenues	0.7%	0.5%	0.2%
Research and development	4.9	3.1	2.0
Selling, general and administrative	5.2	4.1	2.0

Revenues by Principal Product Lines

        The following table illustrates our revenues by our principal product lines (dollar amounts in thousands)

	Year Ended December 31,
	2008		2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Security Surveillance(1)	$52,683	77.9%	$40,571	67.8%	$27,684	51.5%
Video Decoder(2)	7,636	11.3	12,344	20.6	18,183	33.9
LCD Display(3)	7,059	10.4	6,015	10.0	6,916	12.9
Other(4)	258	0.4	957	1.6	929	1.7

Total Revenues	$67,636	100.0%	$59,887	100.0%	$53,712	100.0%

(1)
Consists of our application-specific products designed for use in security surveillance systems.

(2)
Consists of our video decoders designed primarily for use in the consumer market.

(3)
Consists of our application-specific products designed primarily for use in the automotive infotainment market.

(4)
Consists of early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparison of Year Ended December 31, 2008, 2007 and 2006

        Revenues.    Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, LCD display and video decoders. All of our sales are denominated in U.S. dollars.

        Revenues were $67.6 million in 2008 and $59.9 million in 2007, an increase of 13% in 2008 over 2007. Revenues from our security surveillance products were $52.7 million an increase of approximately $12.1 million, or 30%, in 2008 compared to 2007, primarily as a result of the increase in sales of our integrated four-in-one security surveillance products. Revenues from our LCD display products were $7.1 million, an increase of approximately $1.0 million, or 17%, in 2008 compared to 2007, primarily as a result of an increase in demand in the automotive market for vehicles with an in-car LCD display that utilize our products. Revenues from our video decoder products were $7.6 million, a decrease of approximately $4.7 million, or 38%, in 2008 compared to 2007, primarily as a result of a decrease in demand for our video decoders. Additionally, sales of our video decoders have also been impacted by the shift to application-specific products specifically designed for the security surveillance and automotive infotainment markets. Other revenues decreased to $0.3 million in 2008 as compared to $1.0 million in 2007, primarily as a result of decreased sales of our PCI video decoder products.

        Revenues were $59.9 million in 2007 and $53.7 million in 2006, an increase of 11% in 2007 over 2006. Revenues from our security surveillance products were $40.6 million, an increase of approximately $12.9 million, or 47%, in 2007 compared to 2006, primarily as a result of the increase in sales of our four-in-one video decoders and our more highly integrated security surveillance products. Revenues from our LCD display products were $6.0 million, a decrease of approximately $0.9 million, or 13%, in 2007 compared to 2006, primarily as a result of a decline in production in the automotive market of vehicles installed with in-car LCD displays that utilize our product. Revenues from our video decoder products were $12.3 million, a decrease of approximately $5.8 million, or 32%, in 2007 compared to 2006, primarily as a result of a general decrease in demand from the markets for products utilizing video decoders such as multi-function monitors and DVD recorders. Other revenues increased slightly in 2007 as compared to 2006, primarily as a result of increased sales of our PCI video decoder products.

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

        Gross profit was $42.0 million in 2008, $35.7 million in 2007, and $30.7 million in 2006. The year-over-year increase in gross profit was attributable to a higher volume of product sales for each successive year.

        Gross margin was 62% for 2008, 60% for 2007 and 57% for 2006. The year-over-year increase in gross margin was a result of reduced unit materials and production costs partially attributable to increased volume purchases and the increasing transition of our products to lower process geometries that has occurred in each successive year.

        We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.5 million in 2008, $0.3 million in 2007 and $0.1 million in 2006.

        Research and Development.    Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs causes our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in developing new products.

        Research and development expenses were $17.1 million, or 25% of revenues, in 2008, $12.3 million, or 21% of revenues, in 2007 and $9.2 million, or 17% of revenues, in 2006. The increase in research and development expense in 2008 from 2007 was primarily attributable to increased compensation-related expenses of $4.4 million reflecting both increases in stock-based compensation and in headcount to support the development of new products and technologies. The increase in research and development expense in 2007 from 2006 was primarily attributable to increased compensation-related expense of $1.5 million reflecting both increases in stock-based compensation and in headcount to support the development of new products and technologies. The increase in 2007 was also attributable to an increase of approximately $1.1 million of tape-out expenses as a result of our development of new products and our migration to smaller geometry process technologies.

        We incurred stock-based compensation expense associated with research and development personnel of $3.3 million in 2008, $1.8 million in 2007 and $1.1 million in 2006. The increase in stock-based compensation expenses was a result of the increase in personnel in research and development.

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, contractor compensation, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to remain flat in 2009 compared to 2008.

        Selling, general and administrative expenses were $14.7 million, or 22% of revenues, in 2008, $12.3 million, or 21% of revenues, in 2007 and $8.7 million, or 16% of revenues, in 2006. The increase in selling, general and administrative expenses in 2008 from 2007 was attributable to increases of $1.7 million in compensation-related expenses primarily associated with stock-based compensation and $0.5 million of non-compensation related expenses associated with the expansion of our foreign offices. The increase in selling, general and administrative expense in 2007 from 2006 was primarily attributable to increases of $1.8 million in compensation-related expenses primarily associated with stock-based compensation, $1.1 million of expenses associated with the expansion of our foreign offices, $0.3 million in insurance and administrative fees reflecting costs associated with being a public company, $0.2 million for trade shows and other marketing activities, $0.1 million in professional services expenses primarily for audit, tax and legal services, and $0.1 million for depreciation expenses and occupancy costs.

        We incurred stock-based compensation expense associated with selling, general and administrative personnel of $3.5 million in 2008, $2.4 million in 2007 and $1.1 million in 2006. The increase in stock-based compensation expenses was primarily a result of granting restricted stock to employees instead of options. The fair value of the options is typically lower then restricted stock awards because options are valued based an option pricing model, whereas restricted stock awards are valued based on the stock price on the date of grant.

        Interest Income.    Interest income was $2.3 million in 2008, $3.1 million in 2007 and $1.7 million in 2006. The decrease in 2008 from 2007 was attributable to lower rates of returns due to lower interest rates offset by higher cash and cash equivalent and short-term and long-term investment balances. The increase in 2007 from 2006 was attributable to higher cash and cash equivalent and short-term and long-term investment balances primarily as a result of our income from operations and higher interest rates earned on our cash, cash equivalent and investment balances in 2007 as compared to 2006.

        Income Taxes.    A provision for income taxes of $4.7 million and $1.3 million was recorded in 2008 and 2006, respectively. A benefit from income taxes of $0.5 million was recorded in 2007. The effective tax rate for 2008 differed from the statutory federal income tax rate primarily due to non-deductible stock-based compensation expenses and state income taxes. In 2007, the effective tax rate differed from the statutory federal income tax rate primarily because we recognized a tax benefit from the release of our valuation allowance on our deferred tax assets of approximately $5.5 million. The effective tax rate for 2006 differed from the statutory federal income tax rate primarily because we utilized prior net operating losses and available tax credits in years in which we had a valuation allowance against our deferred tax assets. We expect our effective tax rate in 2009 to remain consistent with 2008. However, our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income and our ability to take advantage of tax planning strategies that may be available to us.

Liquidity and Capital Resources

        Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and cash flow generated by our operations. In June 2006, we received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs, from our initial public offering of common stock. In July 2006, we received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters' partial exercise of their over-allotment option related to our initial public offering. Our cash and cash equivalents and short-term investments were $62.1 million as of December 31, 2008, $60.6 million as of December 31, 2007 and $49.6 million as of December 31, 2006.

        Net cash provided by operating activities was $15.3 million in 2008. The cash provided by our operating activities in 2008 was primarily due to our net income of $7.8 million, which included $8.6 million of non-cash charges. These non-cash charges included $7.3 million of stock-based compensation expenses and $0.7 million of depreciation and amortization expenses. These were partially offset by decreases in accounts payable of $0.7 million due to timing of purchases and accrued liabilities of $0.4 million.

        Net cash provided by operating activities was $14.4 million in 2007. The cash provided by our operating activities in 2007 was primarily due to our net income of $14.7 million and a decrease of accounts receivable of $0.7 million attributable to the timing of customer collections, as well as non-cash charges to stock-based compensation expenses of $4.5 million and depreciation expense of $0.5 million in 2007. We also recognized a tax benefit of $0.8 million attributable to our equity incentive plans. These were partially offset by a decrease in accrued liabilities of $0.8 million, primarily related to compensation costs and payments we had received from our customers in advance of product shipment, a decrease in accounts payable of $0.6 million, an increase in inventory of $0.2 million in response to increasing customer demand, and a $5.4 million increase in deferred income taxes, which was non-cash as a result of the release of a valuation allowance.

        Net cash provided by operating activities was $18.3 million in 2006. The cash provided by operating activities in 2006 was primarily due to our net income of $13.2 million, an increase in accounts payable of $2.1 million, an increase in accrued liabilities of $1.7 million primarily related to compensation costs and payments we have received from our customers in advance of product shipment and a decrease in accounts receivable of $0.3 million attributable to the timing of customer collections. These were partially offset by an increase in inventory of $1.5 million in response to increasing customer demand and an increase in prepaid expenses and other current assets of

$1.0 million reflecting interest earned on our investments but not received, advance payments made for insurance expense and excess tax benefits from stock-based compensation. We incurred non-cash expenses of $2.3 million for stock-based compensation expense and $0.3 million in depreciation expense in 2006. We also recognized a tax benefit of $0.9 million attributable to our equity incentive plans.

        Net cash provided by investing activities was $2.7 million in 2008 reflecting maturities of short-term investments of $72.2 million offset by purchases of short and long-term investments of $68.9 million and purchases of capital equipment of $0.6 million.

        Net cash used in investing activities was $1.1 million in 2007 reflecting purchases of short and long-term investments of $93.7 million and purchases of capital equipment of $1.3 million offset by maturities of short- term investments of $93.8 million.

        Net cash used in investing activities was $41.0 million in 2006 reflecting purchases of short and long-term investments of $102.5 million and purchases of capital equipment of $0.5 million offset by maturities of short-term investments of $61.9 million.

        Net cash used in financing activities was $0.7 million in 2008 and primarily consisted of repurchases of common stock upon release of restricted stock awards of $1.2 million offset by proceeds from the exercise of stock options of $0.5 million.

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

        At December 31, 2008, we held approximately $6.0 million of investments with an auction reset feature, which are referred to as auction rate securities, or ARS, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS, and there is no assurance that successful auctions of the other ARS in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, and continue to be rated AAA, the highest rating, by a rating agency.

        During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds our ARS and from whom we had purchased the ARS, to sell at our discretion at par value all of the ARS we currently hold back to the investment provider at anytime starting in June 2010. Our ability to liquidate our ARS investment and fully recover the carrying value of our investment in the near term may be limited or not exist and, as a result, we have classified these ARS investments as long-term investments. We are continuing to evaluate the credit quality, classification and valuation of our ARS, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

        We believe our existing cash balances, as well as cash expected to be generated from operating activities will be sufficient to meet our anticipated cash needs for a least the next 12 months. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our ability to liquidate our ARS in a timely manner. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations

        The following table describes our contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$1,706	$691	$987	$28	$—
Purchase obligations	1,187	1,187	—	—	—

Total	$2,893	$1,878	$987	$28	$—

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial positions, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, or SFAS 159, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. See Note 2 of our consolidated financial statements regarding the application of SFAS 159 to certain financial assets.

        In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities, or EITF No. 07-03. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, we adopted EITF 07-03. The adoption of EITF 07-03 did not have a material impact on our consolidated financial positions, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will assess the impact SFAS 141(R) will have on acquisitions after December 31, 2008, at the time of any such acquisition.

        In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. We adopted the provisions of FSP 157-3 during the fourth quarter of 2008. The adoption of FSP 157-3 did not have a material impact on our consolidated financial positions, results of operations or cash flows.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short and long-term investments in demand accounts, money market funds, commercial paper, corporate bonds, U.S. government agency securities and ARS which are investment grade securities with a maximum dollar weighted maturity of two years or less. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our interest income.

        At December 31, 2008, we held approximately $6.0 million of investments with an auction reset feature, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS, and there is no assurance that successful auctions on the other ARS in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, the highest rating, by a rating agency. During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds our ARS and from whom we had purchased the ARS, to sell at our discretion at par value the ARS we currently hold back to the investment provider at anytime starting in June 2010. We have classified our ARS investment as a long-term investment on the consolidated balance sheet because settlement via the put option is expected to occur starting in 2010.

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
San Jose, California

        We have audited the accompanying consolidated balance sheets of Techwell, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable convertible preferred stock and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techwell, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 8 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 11, 2009

TECHWELL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$44,485	$27,177
Short-term investments	17,582	33,384
Accounts receivable	1,985	2,095
Inventory	4,780	4,753
Deferred income tax assets	1,353	2,016
Prepaid expenses and other current assets	1,200	1,456

Total current assets	71,385	70,881
Property and equipment, net	1,290	1,471
Long-term investments	19,350	7,839
Deferred income tax assets	4,031	3,419
Other assets	1,308	127

TOTAL	$97,364	$83,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,221	$2,973
Accrued liabilities	2,117	2,534

Total current liabilities	4,338	5,507
Deferred rent	122	165

Total liabilities	4,460	5,672

Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 21,347 and 20,889 shares issued and outstanding at December 31, 2008 and 2007, respectively	21	21
Additional paid-in capital	80,240	73,454
Deferred stock-based compensation	(19)	(160)
Retained earnings	12,493	4,706
Accumulated other comprehensive income	169	44

Total stockholders' equity	92,904	78,065

TOTAL	$97,364	$83,737

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$67,636	$59,887	$53,712
Cost of revenues	25,647	24,200	22,977

Gross profit	41,989	35,687	30,735

Operating expenses:
Research and development	17,104	12,277	9,183
Selling, general and administrative	14,656	12,287	8,702

Total operating expenses	31,760	24,564	17,885

Income from operations	10,229	11,123	12,850
Interest income	2,282	3,089	1,670

Income before income taxes	12,511	14,212	14,520
Income tax provision (benefit)	4,724	(518)	1,298

Net income	$7,787	$14,730	$13,222

Basic net income per share	$0.37	$0.71	$1.04
Diluted net income per share	$0.35	$0.68	$0.64
Weighted average shares used in computing net income per share:
Basic	21,112	20,772	12,772
Diluted	22,067	21,818	20,538

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND

REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMPREHENSIVE INCOME

(In thousands)

	Redeemable Preferred Stock
			Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
						Deferred Stock-Based Compensation			Total Stockholders' Equity (Deficit)	Comprehensive Income
	Shares	Amount	Shares	Amount	APIC
BALANCES—December 31, 2005	12,777	$40,777	4,369	$4	$5,355	$(1,323)	$(23,246)	$—	$(19,210)
Net income	—	—	—	—	—	—	13,222	—	13,222	$13,222
Unrealized losses on investments	—	—	—	—	—	—	—	(39)	(39)	(39)

Comprehensive income	—	—	—	—	—	—	—	—	—	$13,183

Initial public offering of common stock, net of issuance costs of $5,442	—	—	2,670	3	18,587	—	—	—	18,590
Conversion of preferred stock to common stock	(12,777)	(40,777)	12,777	13	40,764	—	—	—	40,777
Issuance of common stock upon exercise of stock options	—	—	707	1	620	—	—	—	621
Equity-based compensation	—	—	5	—	1,429	—	—	—	1,429
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(281)	1,121	—	—	840
Correction of deferred stock-based compensation	—	—	—	—	342	(344)	—	—	(2)
Tax benefits from stock-based compensation	—	—	—	—	918	—	—	—	918

BALANCES—December 31, 2006	—	—	20,528	21	67,734	(546)	(10,024)	(39)	57,146
Net income	—	—	—	—	—	—	14,730	—	14,730	$14,730
Unrealized gains on investments	—	—	—	—	—	—	—	83	83	83

Comprehensive income	—	—	—	—	—	—	—	—	—	$14,813

Issuance of common stock upon exercise of stock options and releases of restricted stock awards	—	—	369	—	711	—	—	—	711
Tax effect from issuance of restricted stock awards	—	—	(5)	—	(53)	—	—	—	(53)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(84)	386	—	—	302
Shares, net of cancellations, issued to consultant under stock award	—	—	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,246	—	—	—	4,246
Tax benefits from stock-based compensation	—	—	—	—	900	—	—	—	900

BALANCES—December 31, 2007	—	—	20,889	21	73,454	(160)	4,706	44	78,065
Net income	—	—	—	—	—	—	7,787	—	7,787	$7,787
Unrealized gains on investments	—	—	—	—	—	—	—	125	125	125

Comprehensive income	—	—	—	—	—	—	—	—	—	$7,912

Issuance of common stock upon exercise of stock options and releases of restricted stock awards	—	—	576	—	457	—	—	—	457
Tax effect from issuance of restricted stock awards	—	—	(118)	—	(1,184)	—	—	—	(1,184)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(110)	141	—	—	31
Stock-based compensation	—	—	—	—	7,306	—	—	—	7,306
Tax benefits from stock-based compensation	—	—	—	—	317	—	—	—	317

BALANCES—December 31, 2008	—	$—	21,347	$21	$80,240	$(19)	$12,493	$169	$92,904

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$7,787	$14,730	$13,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	495	321
Stock-based compensation	7,337	4,548	2,267
Write-off of long-lived assets	250	—	—
Tax benefit from stock-based compensation	317	847	902
Excess tax benefits from stock-based compensation	—	(23)	(15)
Realized gain on investments	(18)	—	—
Put option gain	(1,101)	—	—
Loss from trading securities	1,101	—	—
Deferred income taxes	51	(5,435)	—
Changes in assets and liabilities:
Accounts receivable	110	670	287
Inventory	(27)	(170)	(1,471)
Prepaid expenses and other current assets	6	(47)	(970)
Other assets	(80)	(42)	(49)
Accounts payable	(690)	(564)	2,137
Accrued liabilities	(416)	(811)	1,680
Deferred rent	(43)	165	(54)

Net cash provided by operating activities	15,289	14,363	18,257

Cash flows from investing activities
Purchase of property and equipment	(587)	(1,308)	(481)
Purchase of investments	(68,879)	(93,660)	(102,476)
Proceeds from maturities of short-term investments	72,212	93,847	61,914

Net cash provided by (used in) investing activities	2,746	(1,121)	(41,043)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of offering costs	—	—	19,368
Proceeds from exercise of stock options	457	711	622
Excess tax benefits from stock-based compensation	—	23	15
Repurchases of common stock upon release of restricted stock awards	(1,184)	—	—

Net cash provided by (used in) financing activities	(727)	734	20,005

Net increase (decrease) in cash and cash equivalents	17,308	13,976	(2,781)
Cash and cash equivalents, beginning of year	27,177	13,201	15,982
Cash and cash equivalents, end of year	$44,485	$27,177	$13,201

Supplemental cash flow information: income taxes paid	$4,335	$3,578	$897
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$40,777
Gross issuance of restricted stock awards	$5,362	$296	$50
Accrued equipment costs	$2	$35	$31

See accompanying notes to consolidated financial statements.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization.    Techwell Inc. ("Techwell" or the "Company") was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006. The Company is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets: security surveillance and automotive infotainment.

        The Company's headquarters is located in San Jose, California. The Company's international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan. These offices provide marketing support to customers. The Japan office is also involved in product development.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

        Use of Estimates.    The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Reclassifications.    Certain reclassifications to separately classify gross issuance of restricted stock awards have been made to the 2007 and 2006 consolidated statements of cash flows to conform with the presentation in the 2008 consolidated statement of cash flows. The reclassifications had no effect on cash and cash equivalents for all periods presented.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

        Investments.    The Company accounts for its investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company determines the fair value of its investments using quoted market prices. Investments, with the exception of auction rate securities ("ARS") which are classified in 2008 as trading, are considered available-for-sale and are carried at fair market value based on market quotes. Unrealized gains and losses are reported as a separate component of stockholders' equity and included in "accumulated other comprehensive income". Realized gains and losses are recorded based on the specific identification method.

        Fair Value of Financial Instruments.    The Company's financial instruments consist principally of cash equivalents, short-term and long-term marketable securities. Pursuant to SFAS No. 157, Fair Value Measurement, ("SFAS 157"), the Company adopted the provisions of SFAS 157 effective January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions and the Company's investments have investment grade ratings when purchased. Additionally, the Company limits the amount invested by maturity, type of security and issuer. The Company's accounts receivable are substantially derived from customers located in Asia. The Company generally requires letters of credit or advance payments from customers. The Company also performs credit evaluations of its customers and provides credit to certain customers in the normal course of business. The Company has not incurred bad debt write-offs during any of the periods presented.

        The accounts receivable and revenues from customers representing 10% or more of total revenues and accounts receivables are as follows:

	Accounts Receivable		Revenues
	December 31,		Year Ended December 31,
Customer	2008	2007	2008	2007	2006
A	21%	14%	34%	22%	15%
B	*	28	*	*	*
C	20	19	*	*	*
D	11	*	*	*	*
E	*	*	*	*	10
F	*	*	*	*	12

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

        Inventory.    Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. Inventory consists of work in process (principally processed wafers and products at third-party assembly and test subcontractors) and finished goods. The Company's products are subject to rapid technological obsolescence and severe price competition. Should the Company experience a substantial unanticipated decline in the selling price of, or demand for, its products, a significant charge to operations could result. The Company evaluates inventory for excess and obsolescence and writes off units which are not expected to be sold based upon demand forecasts. If actual future demand for the Company's products is less than amounts forecasted, additional inventory write-downs may be required. Once inventory costs are written down, such revised costs are maintained until the product is sold or scrapped.

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

        Long-Lived Assets.    Long-lived assets include equipment and furniture and fixtures. The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,("SFAS 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, the Company would measure an impairment loss in an amount equal to the excess of the carrying amount over the fair value. In the year ended December 31, 2008, the Company recorded an impairment charge of $0.3 million for equipment that was deemed impaired. This charge was included within research and development expense. The Company did not incur impairment losses in 2007 or 2006.

        Other Assets.    Other assets consist primarily of long-term lease deposits and the put option received as part of the settlement agreement signed by the Company with its investment providers regarding the ARS that was purchased from this provider (see Note 2).

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

        Product Warranty.    The Company offers an 18 month product replacement warranty. The Company accrues for estimated returns of defective products based on historical activity at the time revenue is recognized. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. However, returns of defective products have been infrequent and the quantities have not been

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

significant. Accordingly, historical warranty costs have not been material for the periods presented. A summary of the accrued warranty, which is included in accrued liabilities, is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance at beginning of the period	$50	$47
Accruals for sales in the period	—	25
Costs incurred	(16)	(22)

Balance at end of the period	$34	$50

        Research and Development.    Research and development costs are expensed as incurred.

        Advertising Costs.    Advertising costs are expensed as incurred and are not significant in any of the periods presented.

        Income Taxes.    The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). In applying SFAS 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of December 31, 2008, the Company's total deferred tax assets were principally comprised of net operating loss carryforwards, research tax credit carryforwards, stock-based compensation expenses and expense accruals.

        As required under the provisions of SFAS 109, the Company assessed the recoverability of its deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's consolidated financial statements in accordance with SFAS 109. As a result of the implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings.

        Stock-Based Compensation.    Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment , ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on estimated fair values recognized over the requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation awards issued to its employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force, ("EITF"), Issue No. 96-18,

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services and SFAS No. 123(R).

        The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost previously recorded under APB 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the year ended December 31, 2008, 2007 and 2006, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and stock-based compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB 25.

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

        The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. For the year ended December 31, 2008, the expected term assumption calculation was based on historical data as suggested by Staff Accounting Bulletin No. 107 ("SAB 107") and adjusted for any changes in future expectations. The Company relied exclusively on historical volatility in the expected volatility assumption calculation, since it does not have any publicly traded options. For the year ended December 31, 2007 and 2006, the Company used the simplified calculation of expected term described in SAB 107 and volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to the Company since the Company's stock had been actively traded for only a short period of time for the periods through 2007. For the year ended December 31, 2008, 2007 and 2006, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The estimated forfeiture rate is based on the Company's historical forfeiture experience and is estimated at 10% for all periods presented.

        The following assumptions are used to value stock options granted in the years presented:

	Year Ended December 31,
	2008	2007	2006
Expected term in years	4.28	6.08	6.08
Risk-free interest rate	1.8-2.9%	4.6-4.8%	4.6-5.0%
Expected volatility	51.0-64.0%	65.1-70.6%	72.6-74.1%
Dividend yield	—	—	—

        Compensation expense for restricted stock awards is determined using the fair value of Company's stock on the date of the grant and is recognized on a straight-line basis over the service period.

        Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function. The Company expects to continue to recognize substantial amounts of stock-based

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation expense relating to its employee stock options and restricted stock awards in future periods primarily as a result of the adoption of SFAS 123(R).

        SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company recorded excess tax benefits of nil, $23,000 and $15,000 in the year ended December 31, 2008, 2007 and 2006, respectively.

        Net Income Per Share.    The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, ("SFAS 128"). Under SFAS 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock, common stock options, and shares subject to repurchase. A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding	21,127	20,814	12,845
Weighted average shares subject to repurchase	(15)	(42)	(73)

Shares used to calculate basic net income per share	21,112	20,772	12,772

Effect of dilutive securities:
Convertible preferred stock	—	—	6,143
Common stock options and unvested common shares subject to repurchase or cancellation	955	1,046	1,623

Dilutive potential common stock	955	1,046	7,766

Shares used to calculate diluted net income per share	22,067	21,818	20,538

        Other Comprehensive Income (Loss).    The Company accounts for other comprehensive income (loss) under the provisions SFAS No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. At December 31, 2008, 2007 and 2006 accumulated other comprehensive income (loss) consists of net unrealized gains and losses on available-for-sale investments.

        Recent Accounting Pronouncements.    In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

nonfinancial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FASB Staff Position. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 159. See Note 2 regarding the application of SFAS 159 to certain financial assets.

        In June 2007, the EITF reached a consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities, ("EITF 07-03"). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and earlier application is not permitted. Effective January 1, 2008, the Company adopted EITF 07-03. The adoption of EITF 07-03 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will assess the impact SFAS 141(R) will have on acquisitions after December 31, 2008, at the time of any such acquisition.

        In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. The Company adopted the provisions of FSP 157-3 during the fourth quarter of 2008. The adoption of FSP 157-3 did not have a material impact on the consolidated financial positions, results of operations or cash flows.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS

        The following is a summary of the Company's available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$33,998	$—	$—	$33,998
Corporate bonds	19,710	40	—	19,750
Mortgage-backed securities	5,023	103	—	5,126
Commercial paper	12,061	26	—	12,087

Total	$70,792	$169	$—	$70,961

Amounts included in:
Cash equivalents				$40,029
Short-term investments				17,582
Long-term investments				13,350

Total securities				$70,961

        The following is a summary of the Company's available-for-sale securities at December 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$24,284	$—	$—	$24,284
Corporate bonds	17,002	33	—	17,035
Mortgage-backed securities	3,500	3	—	3,503
Commercial paper	9,077	8	—	9,085
Auction rate securities	11,600	—	—	11,600

Total	$65,463	$44	$—	$65,507

Amounts included in:
Cash equivalents				$24,284
Short-term investments				33,384
Long-term investments				7,839

Total securities				$65,507

        The effective maturities of the Company's available-for-sale securities are $57.6 million within one year and $13.4 million within two years at December 31, 2008. The effective maturities of the Company's available-for-sale securities are $57.7 million within one year and $7.8 million within two years at December 31, 2007.

        Investments, with the exception of auction rate securities ("ARS") which are currently classified as trading, are considered available-for-sale. The Company's investments consist of corporate bonds, US government agency securities, commercial paper and ARS. With the exception of ARS, they are all carried at fair market value based on market quotes. The Company's investment in ARS was intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

selling such interests at par. During 2008, however, uncertainties in the credit markets have affected all of the Company's holdings in ARS investments and auctions for the Company's investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company's investment policy at the time of acquisition.

        During the fourth quarter of 2008, the Company entered into an agreement with one of it investment providers, which currently holds its ARS and from whom it had purchased the ARS, to sell at the Company's discretion at par value all of the ARS the Company currently holds back to the investment provider at anytime starting in June 2010. The rights granted under the agreement represent a firm agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the time of transaction and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the agreement results in a put option and should be recognized as a free standing asset separate from the ARS. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company has elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, realized gains and losses will be included in the period in which they arise.

        In connection with the acceptance of the offer, we recorded $1.0 million as the fair value of the put option asset with a corresponding gain to interest income. Additionally, the Company transferred its ARS from investments classified as available-for-sale to trading. The transfer to trading reflects the Company's intent to exercise the put option, whereas, prior to the agreement, the Company's intent was to hold the ARS until the market recovered. Upon transfer to trading, the Company recognized a loss of $1.0 million, included in interest income, for the amount of unrealized loss not previously recognized in earnings. As a result of this transfer unrealized gains or losses will be included in earnings in future periods, and the Company anticipates future changes in fair value of the put option will approximate the fair value movement of the related ARS. The net impact of these transactions on 2008 earnings was nil.

        As of December 31, 2008, the entire ARS investment balance of $6.0 million is classified as long-term investment on the consolidated balance sheet because the settlement via the put option is expected to occur starting in 2010.

        Effective January 1, 2008, the Company adopted the provisions of SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

adoption of SFAS 157 on our assets and liabilities did not have a significant impact on our consolidated financial statements.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

        The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

        The put option is a free standing asset separate from the ARS, and represents the Company's in contractual right to require its investment provider to purchase the ARS at par at anytime starting June 2010. The Company values the put option based on the intrinsic value, time value of money and the Company's assessment of the credit worthiness of its investment provider.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

        Fair value measurements of financial assets carried at fair value as of December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$33,998	$—	$—	$33,998
Corporate bonds	19,750	—	—	19,750
Mortgage-backed securities	5,126	—	—	5,126
Commercial paper	12,087	—	—	12,087
Put option	—	—	1,101	1,101
Auction rate securities	—	—	5,999	5,999

Total	$70,961	$—	$7,100	$78,061

Amount included in:
Cash and cash equivalents	$40,028	$—	$—	$40,028
Short-term investments	17,582	—	—	17,582
Long-term investments	13,351	—	5,999	19,350
Other assets	—	—	1,101	1,101

Total	$70,961	$—	$7,100	$78,061

        The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Put Option	Auction Rate Securities
Beginning balances as of January 1, 2008	$—	$—
Transfer into Level 3	—	7,100
Receipt of put option	1,012	—
Unrealized gain (losses) included in earnings	89	(1,101)

Ending balances as of December 31, 2008	$1,101	$5,999

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

  Inventory:

	December 31,
	2008	2007
	(in thousands)
Finished goods	$2,750	$3,194
Work in process	2,030	1,559

	$4,780	$4,753

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS (Continued)

  Property and equipment, net:

	December 31,
	2008	2007
	(in thousands)
Equipment	$1,888	$1,727
Software	779	546
Furniture and fixtures	308	279
Leasehold improvements	454	414

	3,429	2,966
Less accumulated depreciation and amortization	(2,139)	(1,495)

	$1,290	$1,471

  Accrued liabilities:

	December 31,
	2008	2007
	(in thousands)
Accrued compensation	$1,168	$1,008
Accrued inventory purchases	104	461
Customer advances	—	280
Legal and professional services fees	320	116
Other	525	669

	$2,117	$2,534

4. STOCKHOLDERS' EQUITY

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

5. STOCK INCENTIVE PLANS

        In 1997 and 2001, the Company adopted stock option plans (the "Plans") and reserved a total of 6,500,000 shares of common stock for issuance under the Plans. In November 2005, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan") and reserved an aggregate of 1,990,000 shares of common stock for issuance under the 2006 Plan. The 2006 Plan became effective upon the completion of the Company's IPO at which time 898,726 shares of common stock originally authorized

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCK INCENTIVE PLANS (Continued)

for issuance under the Plans were cancelled. The Plans and the 2006 Plan (collectively the "Incentive Plans") provide for the grant of stock options, restricted stock, stock units and stock appreciation rights to employees, consultants and directors. The 2006 Plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each succeeding year. At December 31, 2008, the Company had reserved 4,892,235 shares of common stock for issuance under the Incentive Plans. On January 1, 2009, the shares reserved for issuance under the Company's Incentive Plans increased by 854,198 shares.

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

        Certain options granted under the Incentive Plans are fully exercisable on and after the date of grant, subject to the Company's right to repurchase from an optionee, at the optionee's original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the optionee's employment, with or without cause. The Company's right lapses as shares subject to the option become vested. At December 31, 2008, 8,334 shares were subject to repurchase pursuant to these provisions.

        At December 31, 2008, 1,568,919 shares were available for grant under the Incentive Plans.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCK INCENTIVE PLANS (Continued)

        Stock option activity is summarized as follows (in thousands except weighted average price):

	Number Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2005 (1,244 shares exercisable at a weighted-average price of $0.66)	2,418	$1.22
Options granted	757	$10.41
Options exercised	(707)	$0.88
Options cancelled	(246)	$3.54

Options Outstanding at December 31, 2006 (959 shares exercisable at a weighted-average exercise price of $1.02)	2,222	$4.20
Options granted	625	$13.96
Options exercised	(353)	$2.02
Options cancelled	(105)	$7.20

Options Outstanding at December 31, 2007 (1,136 shares exercisable at a weighted-average exercise price of $3.04)	2,389	$6.94
Options granted	50	$12.99
Options exercised	(174)	$2.63
Options cancelled	(65)	$6.67

Options outstanding at December 31, 2008 (1,585 shares exercisable at a weighted-average exercise price of $5.77)	2,200	$7.43

Options vested and expected to vest at December 31, 2008	2,141	$7.32

        The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable at December 31, 2008, is $5.4 million, $5.3 million and $5.1 million, respectively. The weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable at December 31, 2008, is 5.94 years, 5.89 years and 5.23 years, respectively.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCK INCENTIVE PLANS (Continued)

        The stock options outstanding and exercisable by exercise price at December 31, 2008, are as follows:

	Options Outstanding				Options Outstanding and Exercisable
		Weighted-Average Remaining Contractual Life (Years)
Exercise Price	Number Outstanding		Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$0.45	513	1.72	$0.45	513	$0.45
$0.90–$1.50	358	5.74	$1.11	327	$1.08
$3.00–$4.00	118	6.86	$3.83	75	$3.90
$9.00–$10.00	142	6.24	$9.55	91	$9.49
$11.00	333	7.25	$11.00	230	$11.00
$12.38–$13.84	111	8.43	$13.17	31	$13.23
$13.94	525	8.14	$13.94	240	$13.94
$14.00–$17.24	100	8.14	$14.64	78	$14.45

	2,200	5.94	$7.43	1,585	$5.77

        Restricted stock award activity is summarized as follows:

	Number of Shares	Weighted-Average Fair Value
	(in thousands)
Restricted stock awards outstanding at December 31, 2005	—	$—
Restricted stock awards granted	93	$14.83
Restricted stock awards vested	(5)	$10.00
Restricted stock awards cancelled	(25)	$15.11

Restricted stock awards outstanding at December 31, 2006	63	$15.11
Restricted stock awards granted	913	$13.92
Restricted stock awards vested	(18)	$16.67
Restricted stock awards cancelled	(80)	$15.13

Restricted stock awards outstanding at December 31, 2007	878	$13.84
Restricted stock awards granted	721	$10.15
Restricted stock awards vested	(402)	$13.35
Restricted stock awards cancelled	(74)	$12.09

Restricted stock awards outstanding at December 31, 2008	1,123	$11.77

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION

        As discussed in Note 1, the Company adopted SFAS 123(R) effective January 1, 2006 using the prospective transition method. Under SFAS 123(R), the Company estimates the fair value of stock options granted after January 1, 2006 on the grant date using the Black-Scholes option valuation model and applies the straight-line method of expense attribution.

        Prior to adoption of SFAS 123(R), the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, the Company recorded deferred stock compensation equal to the difference between the exercise price and deemed fair value of the Company's common stock on the date of grant.

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $3.8 million and $7.7 million respectively.

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

        The weighted-average grant-date fair value of options granted in the years ended December 31, 2008, 2007 and 2006 and accounted in accordance with SFAS 123(R) is $5.70, $9.28 and $7.08 per share. The fair value per share is being recognized as stock-based compensation expense over the applicable vesting period (which equals the service period).

        Consultant Options and Awards.    In years ended December 31, 2008, 2007 and 2006, the Company granted restricted stock awards to consultants in exchange for services. For the year ended December 31, 2006, the Company also granted stock options to purchase common stock to consultants in exchange for services.

        The Company determined the value of the options granted to consultants based on the Black-Scholes option pricing model. For the year ended December 31, 2006, the fair value of options granted to consultants was calculated based on the following assumptions: contractual life of 10 years, risk-free interest rate of 4.6%, volatility of 74.1% and dividend yield of zero.

        In the year ended December 31, 2008, 2007 and 2006 the Company recorded $21,000, $64,000 and $0.6 million of stock-based compensation expense for awards granted to consultants.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

        Stock-Based Compensation Expense.    The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$492	$297	$117
Research and development	3,339	1,830	1,100
Selling, general and administrative	3,506	2,423	1,050
Related tax effect	(2,483)	(1,391)	(68)

Total stock-based compensation expense	$4,854	$3,159	$2,199

        The total stock-based compensation cost attributable to activities capitalized in inventory was not significant in any of the periods presented.

        Future Amortization of Deferred Stock-Based Compensation.    Total compensation cost, excluding estimated future forfeitures, of options granted but not yet vested as of December 31, 2008 was $4.3 million, which is expected to be recognized over the weighted-average period of 1.56 years. Total compensation cost of restricted stock awards granted but not yet vested as of December 31, 2008 was $12.5 million, which is expected to be recognized over the weighted-average period of 2.85 years.

7. COMMITMENTS AND CONTINGENCIES

        Leases.    The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2012.

        Rent expense for the year ended December 31, 2008, 2007 and 2006 was $0.6 million, $0.6 million and $0.5 million respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

        Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31, 2009	$691
Year ending December 31, 2010	504
Year ending December 31, 2011	483
Year ending December 31, 2012	28
Thereafter	—

$1,706

        Purchase Commitments.    As of December 31, 2008, the Company has purchase commitments of $1.2 million with its inventory suppliers with due dates within the next twelve months. Both the quantities and purchase prices are fixed in the noncancelable commitments.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES

        The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$12,056	$14,005	$14,451
Foreign	455	207	69

Income before income taxes	$12,511	$14,212	$14,520

        The components of the provision for (benefit from) income taxes are as follows (in thousands):

	December 31,
	2008	2007	2006
Current:
Federal	$4,298	$4,840	$1,258
State	269	24	30
Foreign	171	53	10

Total current	4,738	4,917	1,298

Deferred
Federal	277	(4,444)	—
State	(291)	(991)	—

Total deferred	(14)	(5,435)	—

Total current	$4,724	$(518)	$1,298

        The components of deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$323	$323
Research and other credits	1,330	910
Stock-based compensation	2,838	2,230
Accruals	803	2,016
Other	90	(44)

Deferred tax assets	$5,384	$5,435

        As required under the provisions of SFAS 109, the Company assessed the recoverability of its deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company applied the guidance provided in SFAS 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As a result of this assessment at December 31, 2008 in which the Company considered its recent history of consecutive profitable quarters and anticipated profit in

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

future periods, the Company believes that it is more likely than not the deferred tax assets will be realized in the future.

        As a result of the company's valuation assessment in 2007, in which the company considered it recent history of consecutive profitable quarters and anticipated profit in future periods, the company released the valuation allowance recorded against its deferred tax assets of approximately $5.5 million as it believed that it was more likely than not the deferred tax assets would be realized in the future.

        At December 31, 2008, the Company had approximately $0.9 million of federal net operating loss carryforwards available to offset future taxable income. If not utilized, these carryforwards will begin to expire beginning in 2023. As of December 31, 2008, the Company also has research and other tax credit carryforwards of approximately $0.3 million and $2.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards, will expire in various amounts beginning in 2012. The state tax credit can be carried forward indefinitely. The Company also has a California alternative minimum tax credit carryover of $12,000, and this credit does not expire.

        The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes—net of federal benefit	1.8	1.5	1.6
Research and development credits	(6.2)	(4.4)	(2.6)
Stock-based compensation	6.6	1.9	1.4
Other	0.6	1.2	(2.9)
Change in valuation allowance	—	(38.8)	(23.6)

Effective tax rate	37.8%	(3.6)%	8.9%

        The Company's ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes is subject to restrictions attributable to equity transactions that result from changes in ownership as defined by Internal Revenue Code Sections 382 and 383. A portion of the Company's net operating loss carryforwards and credit carryforwards may be subject to an annual limitation on utilization.

        The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's consolidated financial statements in accordance with SFAS 109. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. A

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2007	$410
Gross increases—tax position in prior period	—
Gross decreases—tax position in prior period	—
Gross increases—tax positions related to the current year	198
Gross decreases—tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations

Balance December 31, 2007	608
Gross increases—tax position in prior period	—
Gross decreases—tax position in prior period	(12)
Gross increases—tax positions related to the current year	247
Gross decreases—tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$843

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.7 million. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. We have not been under examination by income tax authorities in federal, state or other foreign jurisdictions. The 1997 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2008 tax years generally remain subject to examination by their respective tax authorities.

        The Company recognizes interest related to unrecognized tax benefits in its income tax expense and penalties related to unrecognized tax benefits in operating expenses. During 2008, the Company recognized approximately $19,000 of interest and no penalties. During 2007, the Company recognized $6,000 of interest and no penalties. As of December 31, 2008 and 2007, the Company had approximately $25,000 and $6,000, respectively, of accrued interest related to unrecognized tax benefits.

        United States federal income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries. These undistributed earnings aggregated less than $0.2 million at December 31, 2008, and it is the Company's intention that such undistributed earnings be permanently reinvested offshore. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLAN

        The Company sponsors a 401(k) savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax basis, an amount of their annual compensation, not to exceed a maximum contribution pursuant to Section 401(k) of the Internal Revenue Code. The Company may contribute to the plan on a discretionary basis, but is not required, nor has it contributed, to the plan for the year ended December 31, 2008, 2007 and 2006. The contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan.

10. RELATED PARTY TRANSACTIONS

        One of the Company's Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $29,000, $24,000 and $0.2 million from this law firm for legal services in the year ended December 31, 2008, 2007, and 2006, respectively. The amount payable to this law firm was $8,000 and $4,000 at December 31, 2008 and 2007, respectively.

11. SEGMENT INFORMATION

        The Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications primarily for the security surveillance and automotive infotainment markets. The Company's chief operating decision maker is the Chief Executive Officer.

        The percentage of total revenues by geographic location are as follows:

	Year Ended December 31,
	2008	2007	2006
China	37%	26%	21%
Taiwan	29	40	43
Korea	27	29	31
Japan	5	3	3
Other	2	2	2

        Revenues by product line are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Security Surveillance(1)	$52,683	$40,571	$27,684
Video Decoders(2)	7,636	12,344	18,183
LCD Display(3)	7,059	6,015	6,916
Other(4)	258	957	929

Total revenues	$67,636	$59,887	$53,712

(1)
Consists of application-specific products designed for use in security surveillance systems.

(2)
Consists of video decoders designed primarily for use in the consumer market.

(3)
Consists of application-specific products designed primarily for use in the automotive infotainment market.

(4)
Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SEGMENT INFORMATION (Continued)

        The following is a summary of long-lived assets by geographic region (in thousands):

	December 31,
Country	2008	2007
United States	$1,069	$1,187
Taiwan	79	67
South Korea	9	39
China	73	45
Japan	60	133

Total	$1,290	$1,471

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

        The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters, which has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with our audited consolidated financial statements and related notes included elsewhere herein. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
REVENUES	$13,517	$14,743	$15,122	$16,505	$15,607	$17,006	$18,520	$16,503
COST OF REVENUES(1)	5,791	5,989	6,048	6,372	6,061	6,503	6,859	6,224

GROSS PROFIT	7,726	8,754	9,074	10,133	9,546	10,503	11,661	10,279

OPERATING EXPENSES:
Research and development(1)	2,215	2,870	3,496	3,696	3,549	4,208	4,442	4,905
Selling, general and administrative(1)	2,758	2,874	3,135	3,520	3,692	3,765	3,576	3,623

Total operating expenses	4,973	5,744	6,631	7,216	7,241	7,973	8,018	8,528

INCOME FROM OPERATIONS	2,753	3,010	2,443	2,917	2,305	2,530	3,643	1,751
INTEREST INCOME	679	737	819	854	755	540	507	480

INCOME BEFORE INCOME TAXES PROVISION	3,432	3,747	3,262	3,771	3,060	3,070	4,150	2,231
INCOME TAX PROVISION (BENEFIT)	968	1,106	(2,154)	(438)	1,189	1,228	1,634	673

NET INCOME	$2,464	$2,641	$5,416	$4,209	$1,871	$1,842	$2,516	$1,558

Basic net income per share	$0.12	$0.13	$0.26	$0.20	$0.09	$0.09	$0.12	$0.07
Shares used in computing basic net income per share	20,637	20,765	20,822	20,864	20,926	21,065	21,169	21,284
Diluted net income per share	$0.11	$0.12	$0.25	$0.19	$0.09	$0.08	$0.11	$0.07
Shares used in computing diluted net income per share	21,827	21,826	21,768	21,834	21,821	22,099	22,080	22,050

(1)
Amounts include stock-based compensation as follows:

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands)
Costs and expenses:
Cost of revenues	$45	$71	$77	$104	$113	$131	$122	$126
Research and development	318	517	579	416	693	859	901	886
Selling, general and administrative	386	591	660	786	871	918	825	892

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

  •
  provide reasonable assurance that transactions are recorded as necessary to permit for the preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors;

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

        Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2008, such internal control over financial reporting is effective. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by us and our internal control over financial reporting. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Their report on our internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Techwell, Inc.
San Jose, California

        We have audited the internal control over financial reporting of Techwell, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 11, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 11, 2009

ITEM 9B.    Other Information

        None

PART III

ITEM 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        The information required by this item is included under the captions Nominees, Board Meetings, Committees of the Board of Directors, Director Nominations, Communications with the Board of Directors, 2008 Director Compensation, Compensation Committee Interlocks and Insider Participation, in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information required by this item is included under the caption Executive Compensation, in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption Security Ownership of Certain Beneficial Owners and Management and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption Equity Compensation Plan Information in each case in our Proxy Statement related to the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by this item is included under the caption Certain Relationships and Related Party Transactions in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is included under the captions Principal Accounting Fees and Services and Audit Committee Pre-Approval Policies and Procedures in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate.
10.1*#	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*#	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*#	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*#	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*#	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*#	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006.(1)
10.11#	Form of change of control severance agreement.(2)
21.1	List of Subsidiaries.
24.1	Power of Attorney (see signature page).
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Indicates management contract or compensatory plan or arrangement.

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

(1)
Incorporated by reference from the Company's Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on November 8, 2006.

(2)
Incorporated by reference from the Company's Annual Report on Form 10-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on March 12, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Techwell, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHWELL, INC.
March 11, 2009	By:	/s/ FUMIHIRO KOZATO Fumihiro Kozato President and Chief Executive Officer

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

Name	Title	Date

/s/ FUMIHIRO KOZATO Fumihiro Kozato	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2009
/s/ MARK VOLL Mark Voll	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009
/s/ ROBERT D. COCHRAN Robert D. Cochran	Director	March 11, 2009
/s/ RICHARD H. KIMBALL Richard H. Kimball	Director	March 11, 2009
/s/ C.J. KOOMEN Dr. C.J. Koomen	Director	March 11, 2009
/s/ JUSTINE LIEN Justine Lien	Director	March 11, 2009
/s/ PHILLIP J. SALSBURY Dr. Phillip J. Salsbury	Director	March 11, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
4.1*	Specimen Common Stock Certificate.
10.1*#	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*#	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*#	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*#	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*#	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*#	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006.(1)
10.11#	Form of change of control severance agreement.(2)
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Indicates management contract or compensatory plan or arrangement.

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

(1)
Incorporated by reference from the Company's Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on November 8, 2006.

(2)
Incorporated by reference from the Company's Annual Report on Form 10-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on March 12, 2008.