Form 10-Q
period 2009-03-31
TECHWELL INC
filed 2009-05-07
CIK 1171529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             To

COMMISSION FILE NUMBER: 000-52014

Techwell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0451738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 E. Plumeria Drive

San Jose, CA  94134

(Address of principal executive offices, including Zip Code)

(408) 435-3888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of April 30, 2009, 21,466,317 shares of the registrant’s common stock were outstanding.

TECHWELL, INC.

FORM 10-Q

March 31, 2009

PART I. Financial Information

Item 1. Financial Statements

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$38,440	$44,485
Short-term investments	20,957	17,582
Accounts receivable	2,997	1,985
Inventory	4,259	4,780
Deferred income tax assets	1,272	1,353
Prepaid expenses and other current assets	1,072	1,200
Total current assets	68,997	71,385
Property and equipment, net	1,163	1,290
Long-term investments	21,376	19,350
Deferred income tax assets	5,048	4,031
Other assets	995	1,308
TOTAL ASSETS	$97,579	$97,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,985	$2,221
Accrued liabilities	1,806	2,117
Total current liabilities	3,791	4,338

Deferred rent	108	122
Total liabilities	3,899	4,460

Contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 21,445 shares and 21,347 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	21	21
Additional paid-in capital	81,894	80,240
Deferred stock-based compensation	(8)	(19)
Retained earnings	11,796	12,493
Accumulated other comprehensive income (loss)	(23)	169
Total stockholders’ equity	93,680	92,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,579	$97,364

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenues	$10,339	$15,607
Cost of revenues	4,101	6,061
Gross profit	6,238	9,546
Operating expenses:
Research and development	4,314	3,549
Selling, general and administrative	3,533	3,692
Total operating expenses	7,847	7,241
Income (loss) from operations	(1,609)	2,305
Interest income	368	755
Income (loss) before income taxes	(1,241)	3,060
Income tax provision (benefit)	(544)	1,189
Net income (loss)	$(697)	$1,871

Net income (loss) per share:
Basic	$(0.03)	$0.09
Diluted	$(0.03)	$0.09

Weighted average shares used in computing net income (loss) per share:
Basic	21,383	20,926
Diluted	21,383	21,821

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(697)	$1,871
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	182	180
Stock-based compensation	1,844	1,457
Tax benefit from employee equity incentive plan	21	6
Put option loss	304	—
Gain from trading securities	(304)	—
Changes in assets and liabilities:
Accounts receivable	(1,012)	(66)
Inventory	521	(556)
Prepaid expenses and other current assets	128	(228)
Other assets	9	(14)
Deferred income tax assets	(936)	(59)
Accounts payables	(234)	(495)
Accrued liabilities	(311)	972
Deferred rent	(14)	(11)
Net cash provided by (used for) operating activities	(499)	3,057

Cash flows from investing activities:
Purchase of property and equipment	(57)	(168)
Purchase of investments	(10,634)	(14,363)
Proceeds from maturities of short-term investments	5,345	20,097
Net cash provided by (used for) investing activities	(5,346)	5,566

Cash flows from financing activities:
Proceeds from exercise of stock options	26	102
Repurchases of common stock upon release of stock awards	(226)	—
Net cash provided by (used for) financing activities	(200)	102

Net increase (decrease) in cash and cash equivalents	(6,045)	8,725
Cash and cash equivalents at beginning of period	44,485	27,177
Cash and cash equivalents at end of period	$38,440	$35,902

Supplemental disclosure of non-cash investing and financing activity:
Gross issuance of restricted stock awards	$1,348	$1,079

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

The Company

Techwell, Inc. (“Techwell” or the “Company”) was incorporated in California on March 7, 1997 and reincorporated in Delaware on March 30, 2006. The Company is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets: security surveillance and automotive infotainment.

The Company’s headquarters is located in San Jose, California.  The Company’s international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan. These offices provide marketing support to customers. The China and Japan offices are also involved in product development.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of and for the year then ended. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying condensed unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or for any other future period.

Principles of Consolidation

The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

Use of Estimates

The preparation of condensed unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized losses on available-for-sale investments. The change in unrealized losses on investments was an increase of $0.2 million in both the three months ended March 31, 2009 and 2008.

Note 2—Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. At March 31, 2009, the total number of shares available for issuance under the Plans was 2,423,007.  Stock options and awards granted under the Plans have a contractual term of up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board of Directors or committee thereof as permissible under the terms of the Plans. At March 31, 2009, 5,834 shares exercised prior to vesting are subject to repurchase by the Company.

For the three months ended March 31, 2009 and 2008, stock-based compensation expense includes compensation cost related to estimated fair values of stock options and awards granted after the date of adoption of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123 (R)”) and stock-based compensation costs related to unvested stock options at the date of adoption based on the intrinsic values as previously recorded under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, (“APB 25”).

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$122	$113
Research and development	900	693
Selling, general and administrative	822	871
Related tax-effect	(747)	(598)
Total costs and expenses	$1,097	$1,079

Total compensation cost attributable to activities capitalized into inventory was not significant in any period presented.

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities.

Note 3—Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, (“SFAS 128”). Under SFAS 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options and restricted awards and shares subject to repurchase. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding	21,391	20,949
Weighted average shares subject to repurchase	(8)	(23)
Shares used to calculate basic net income (loss) per share	21,383	20,926
Effect of dilutive securities:
Common stock options and restricted awards and unvested common shares subject to repurchase or cancellations	—	895
Dilutive potential common stock	—	895
Shares used to calculate diluted net income (loss) per share	21,383	21,821

For the three months ended March 31, 2009, 3.2 million shares associated with stock option and restricted awards outstanding and unvested shares subject to repurchase have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are anti-dilutive

For the three months ended March 31, 2008, 1.3 million outstanding stock options and restricted awards have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computation as they are anti-dilutive.

Note 4—Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). In applying SFAS 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of March 31, 2009, the Company’s total deferred tax assets were principally comprised of net operating loss carryforwards, research and other credit carryforwards, stock-based compensation and expense accruals.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with SFAS 109.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or foreign jurisdictions tax authorities.

The Company’s effective tax rate is based on the estimated annual effective tax rate. The effective tax rate was 44% and 39% for the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2009 and 2008 the effective tax rate differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

Note 5—Financial Instruments

The Company’s investments consist of corporate bonds, US government agency securities, commercial paper and auction rate securities (“ARS”). Investments, with the exception of ARS which are currently classified as trading, are considered available-for-sale. With the exception of ARS, they are all carried at fair market value based on market quotes. The Company’s investment in ARS was intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During 2008, uncertainties in the credit markets affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2008, the Company entered into an agreement with one of its investment providers, which currently holds its ARS and from whom it had purchased the ARS, to sell, at the Company’s discretion, at par value all of the ARS the Company currently holds back to the investment provider at anytime starting in June 2010. The rights granted under the agreement represent a firm agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the time of transaction and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the agreement results in a put option and should be recognized as a free standing asset separate from the ARS. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company has elected to measure the put option at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets. As a result, realized gains and losses will be included in earnings in the period in which they arise.

In connection with the acceptance of the offer, the Company recorded $1.0 million as the fair value of the put option asset with a corresponding gain to interest income. Additionally, the Company transferred its ARS from investments classified as available-for-sale to trading. The transfer to trading reflects the Company’s intent to exercise the put option, whereas, prior to the agreement, the Company’s intent was to hold the ARS until the market recovered. Upon transfer to trading, the Company recognized a loss of $1.0 million, included in interest income, for the amount of unrealized loss not previously recognized in earnings. As a result of this transfer unrealized gains or losses will be included in earnings in future periods, and the Company anticipates future changes in fair value of the put option will approximate the fair value movement of the related ARS. The net impact of the change in fair value of the ARS and related put option to the Company’s operating results was nil for the three months ended March 31, 2009.

As of March 31, 2009, the entire ARS investment balance of $6.3 million is classified as long-term investments on the condensed unaudited consolidated balance sheet because the sale of the ARS back to the investment provider is expected to occur in June 2010.

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

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

The put option is a free standing asset separate from the ARS, and represents the Company’s contractual right to require its investment provider to purchase the ARS at par at anytime starting in June 2010. The Company values the put option based on the intrinsic value, time value of money and the Company’s assessment of the credit worthiness of its investment provider.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“SFAS 157”), which defines fair value. In accordance with SFAS 157, the table below represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of March 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$34,210	$34,210	$—	$—
Corporate bonds	24,872	24,872	—	—
Mortgage-backed securities	9,103	9,103	—	—
Commercial paper	2,055	2,055	—	—
Put option	797	—	—	797
Auction rate securities	6,303	—	—	6,303
Total	$77,340	$70,240	$—	$7,100
Amount included in:
Cash and cash equivalents	$34,210	$34,210	$—	$—
Short-term investments	20,957	20,957	—	—
Long-term investments	21,376	15,073	—	6,303
Other assets	797	—	—	797
Total	$77,340	$70,240	$—	$7,100

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Put Option	Auction Rate Securities
Beginning balances as of December 31, 2008	$1,101	$5,999
Unrealized gains (losses) included in earnings	(304)	304
Ending balances as of March 31, 2009	$797	$6,303

Note 6—Details of Certain Balance Sheet Components

	March 31, 2009	December 31, 2008
	(in thousands)
Inventory:
Finished goods	$2,318	$2,750
Work-in-process	1,941	2,030
	$4,259	$4,780

Property and equipment, net:
Equipment	$1,907	$1,888
Software	804	779
Furniture and fixtures	309	308
Leasehold improvements	464	454
	3,484	3,429
Accumulated depreciation and amortization	(2,321)	(2,139)
	$1,163	$1,290

Accrued liabilities:
Accrued compensation	$722	$1,168
Accrued inventory purchases	118	104
Legal and professional service fees	136	320
Other	830	525
	$1,806	$2,117

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7—Segment Information

The Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications primarily for the security surveillance and automotive infotainment markets. The Company’s chief operating decision maker is the Chief Executive Officer.

The percentage of total revenues by geographic location is as follows:

	Three Months Ended March 31,
	2009	2008
China	47%	28%
Taiwan	15	34
South Korea	26	30
Japan	8	6
United States	2	1
Other	2	1
Total revenues	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Security surveillance	$7,489	$11,609
Automotive infotainment	1,687	1,697
Consumer	1,156	2,112
Other (1)	7	189
Total revenues	$10,339	$15,607

(1) Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

			Revenues
	Accounts Receivable at		Three months ended
	March 31,	December 31,	March 31,
Customer	2009	2008	2009	2008
A	16%	21%	36%	27%
B	14	*	*	*
C	13	11	*	*
D	12	20	*	*
E	*	*	*	13

*                 less than 10%

The following is a summary of long-lived assets by geographic region (in thousands):

	March 31, 2009	December 31, 2008
United States	$958	$1,069
Taiwan	68	79
South Korea	8	9
China	81	73
Japan	48	60
Total	$1,163	$1,290

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8—Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of $7,000 and $9,000 from this law firm for legal services in the three months ended March 31, 2009 and 2008, respectively. The amount payable to this law firm was $4,000 and $8,000 at March 31, 2009 and December 31, 2008, respectively.

Note 9—Contingencies

Indemnification Obligations

Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with government inquiries and litigation.  These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law.  The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.  Additionally, the Company has certain indemnification obligations to customers under its contract development projects with respect to any infringement of third-party patents and intellectual property rights by its products.

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings are difficult to predict.

Note 10—Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS 157 with respect to its financial assets and liabilities. In February 2008, FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to any acquisitions occurring subsequent to January 1, 2009.

In April 2009 the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of FSP 141(R)-1 at the time of any such acquisition.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009 the FASB issued three related FSPs: (i) FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”), (ii) FSP No. SFAS 115-2 and FSP No. SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2 and FSP 124-2”), and (iii) FSP No. SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 115-2 and FSP 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact that these FSPs will have on the consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 and our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as “expects,” “believes,” “intends,” “anticipates,” “estimates,” “plans,” “may,” or “will,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenues, our ability to generate revenues, our ability to sustain our growth rate and return to profitability, expected growth in our target markets and application-specific products, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated tax rate, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, our ability to return to profitability, the demand for our products in our target markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customers, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the other risks set forth under PART II — OTHER INFORMATION, Item 1A. “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report all references to “Techwell,” “we,” “us” or “our” mean Techwell, Inc.

Techwell is our registered trademark. We also refer to trademarks of other corporations and organizations in this Form
10-Q.

Overview

We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets: security surveillance and automotive infotainment. We design application-specific products for our two primary markets that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this application specific product strategy allows us to better address varying customer requirements, fully leverage our technology capabilities and achieve greater share within our two core markets. To a lesser extent, we market and sell video decoders to the consumer market. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost-effective.

We commenced operations in 1997. From 1997 to 1999, we were primarily involved in developing our technology. We shipped our first generation video decoder in 1999. Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the quarter ended March 31, 2009.

We have three principal semiconductor product lines: security surveillance products, automotive infotainment products and consumer products. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format. In addition, we integrate a multiplexor, a key technology required to combine multiple video signals into a single video signal, and a display processor, a key technology required to display multiple video channels. In 2007, we introduced our first integrated security surveillance product, which integrated four video decoders and a system controller and a multiplexor on a single semiconductor. In December 2008, we introduced a new security surveillance product which includes a 16 channel multiplexer and supports the display of multiple standard definition and high definition video sources. We currently sell our security surveillance products to customers for the following applications: embedded digital video recorders, or DVRs, PC-based DVRs, networked video recorders, or NVRs, and multiplexers.

Our automotive infotainment products integrate important functions required to display popular analog video, high definition video and PC graphics signals on a LCD display. These key functions include a video decoder, deinterlacer and scaler. In addition, our newer generation automotive infotainment products integrate a timing controller to interface directly with certain types of LCD displays and image enhancement functionality to improve overall video quality. In January 2008, we announced the introduction of five new LCD display processors designed for the automotive end market. These new products are designed to provide advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

Our consumer products are high performance mixed signal semiconductors that decode analog TV broadcast signals, including NTSC, PAL and SECAM, and popular analog video signals, including composite, S-Video, component and SCART, into a standard digital format. Our consumer products integrate proprietary sync processing, color demodulating and digital 2D and 3D comb filtering, which are the key technologies required for high performance video decoding. We offer a broad range of consumer products at various price points and with varying features. We have developed our video decoder products for applications within the consumer markets such as advanced TV, multifunction LCD monitor, DVD recorder and camcorders. In the future, however, we intend to focus our development efforts specifically on applications for the security surveillance and automotive infotainment markets and as a result, we anticipate our consumer revenues will decline over the next several quarters.

Our other products include early generation mixed signal semiconductors for digital video applications and PCI video decoder products, which are video decoders that utilize peripheral component interconnect, or PCI, technology for personal computer applications.

Although our revenues have grown rapidly in a short period of time, we do not expect to achieve similar growth rates in the future. For example, our revenues for the three months ended March 31, 2009 were $10.3 million, a decline of $6.2 million from the prior quarter. We currently expect to increase our expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. The growth of our target markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our target markets, can cause our revenue growth to be inconsistent.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six months to 24 months until production begins, depending on the product’s complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer’s application for an extended period. Our sales cycle typically ranges from six to 24 months. Due to the length of our product development and sales cycle, the majority of our revenues for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, and to original design manufacturers, or ODMs. For the three months ended March 31, 2009, we derived 81% of our revenues from products sold to distributors and 19% from products sold to OEMs or ODMs. For the year ended December 31, 2008, we derived 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs.  Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 74% and 79% of our revenues from our ten largest customers for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, Lacewood International Corporation, or Lacewood, a distributor, accounted for 36% of our revenues. For the three months ended March 31, 2008, Lacewood and AV Tech Corporation accounted for 27% and 13% of our revenues, respectively.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for 96% and 98% of our revenues for the three months ended March 31, 2009 and 2008, respectively. The table below indicates the percentage of total revenues by geographic location for the periods indicated:

	Three Months Ended March 31,
	2009	2008
China	47%	28%
Taiwan	15	34
South Korea	26	30
Japan	8	6
United States	2	1
Other	2	1
Total revenues	100%	100%

We received 47% and 28% of our revenues from China in the three months ended March 31, 2009 and 2008, respectively.  The increase was primarily due to an increase in revenues from our security surveillance market, whose products were primarily sold to customers in China. We received 15% and 34% of our revenues from Taiwan in the three months ended March 31, 2009 and 2008, respectively.  The decrease was primarily due to a decline in revenues from consumer markets, whose products were primarily sold to customers in Taiwan.

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

We have two international subsidiaries, one in Japan and one in China. We also have two international branches, one in South Korea and one in Taiwan. At March 31, 2009, 61 of our 159 employees were located in our international subsidiaries and branch offices. Our China and Japan subsidiaries are involved in both product development and technical marketing support. Our Taiwan and Korea branches primarily provide marketing support.

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

We expect our revenues to be lower in the first calendar quarter of each year. The most significant factor for this decline is because most of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday. Typically, our customers’ offices are closed for a week or more during the extended holiday period, which negatively impacts our business during the first calendar quarter of the year. As a result of seasonality associated with our customer concentration in Asia, we expect our revenues to be lower in the first calendar quarter of each year.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, valuation of investments, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed unaudited consolidated financial statements.

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

Fair Value Measurements.  Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. Refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the fair value hierarchy, and Note 5 to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for inputs to valuation techniques and fair value measurements of financial assets carried at fair value.

Inventory Valuation.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-down units that are unlikely to be sold based upon a six month demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory write-downs may be required. Once inventory costs are written down, such revised costs are maintained until the product is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-down, resulting in an increase in gross profit.

Accounting for Income Taxes.   We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At March 31, 2009, our total deferred tax assets were principally comprised of research and other credit carryforwards, stock-based compensation and expense accruals.

As required under the provisions of SFAS 109, we assess the recoverability of our deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, we applied the guidance provided in SFAS 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of March 31, 2009, we believe that our predictable strong earnings provide ample evidence that no valuation allowance is required at this time as it is more likely than not the deferred tax assets will be realized in the future.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We have not been under the examination of U.S. federal, state or other foreign jurisdictions tax authorities.

Stock-Based Compensation.   For the three months ended March 31, 2009 and 2008, stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted after the date of adoption of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), and compensation costs related to unvested stock options at the date of adoption based on the intrinsic values as previously recorded under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.

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

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. The expected term assumption calculation was based on historical data as suggested by Staff Accounting Bulletin No. 107 adjusted for any changes in future expectations. We relied exclusively on historical volatility in the expected volatility assumption calculation since we do not have any publicly traded options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option and the estimated forfeiture rate is based on our historical forfeiture experience.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended March 31,
	2009	2008
Expected term (years)	4.34	4.28
Risk-free interest rate	1.52%	2.57%
Expected volatility	54.00%	64.00%
Expected dividend	—	—

Stock-based compensation expense for restricted stock awards is determined using the fair value of our stock on the date of the grant and is recognized on a straight-line basis over the service period.

Stock-based compensation expense is allocated among cost of revenues, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee’s job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock options and awards in future periods.

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues:

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues*	39.7	38.8
Gross profit	60.3	61.2
Operating expenses:
Research and development*	41.7	22.7
Selling, general and administrative*	34.2	23.7
Total operating expenses	75.9	46.4
Income (loss) from operations	(15.6)	14.8
Interest income	3.6	4.8
Income (loss) before income taxes	(12.0)	19.6
Income tax provision (benefit)	(5.3)	7.6
Net income (loss)	(6.7)%	12.0%

* Percentages include stock-based compensation

The following table indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues:

	Three Months Ended March 31,
	2009	2008
Cost of revenues	1.2%	0.7%
Research and development	8.7	4.4
Selling, general and administrative	8.0	5.6

Revenues by product line are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Security surveillance	$7,489	$11,609
Automotive infotainment	1,687	1,697
Consumer	1,156	2,112
Other (1)	7	189
Total revenues	$10,339	$15,607

(1) Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparisons of the Three Months Ended March 31, 2009 and March 31, 2008

Revenues.   Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, automotive infotainment and consumer. All of our sales are denominated in U.S. dollars.

Revenues were $10.3 million for the three months ended March 31, 2009 and $15.6 million for the three months ended March 31, 2008, a decrease of 34% due to decreased demand primarily as a result of current economic conditions.  Revenues from our security surveillance products decreased $4.1 million, or 35%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Revenues from of our automotive infotainment products decreased slightly by $10,000, or 1%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Revenues from consumer products decreased $1.0 million, or 45%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Other revenues decreased $0.2 million, or 96%, in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Gross Profit and Gross Margin.  Gross profit is the difference between revenues and cost of revenues, and gross margin represents gross profit as a percentage of revenues. Costs of revenues, also known as costs of goods sold, consists primarily of cost of processed silicon wafers, costs associated with assembly, test and shipping of our production semiconductors, cost of personnel and related expenses associated with supporting our outsourced manufacturing activities and write-downs for excess and obsolete inventory.

Gross profit was $6.2 million for the three months ended March 31, 2009 and $9.5 million for the three months ended March 31, 2008, a decrease of 35%. Gross margin was 60% for the three months ended March 31, 2009 decreasing slightly from 61% for the three months ended March 31, 2008. The decrease in gross profit was primarily due to a decrease in revenues of $5.3 million, or 34%.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million in both the three months ended March 31, 2009 and March 31, 2008.

Research and Development Expenses.  Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in developing new products.

Research and development expenses were $4.3 million, or 42% of revenues, for the three months ended March 31, 2009 and $3.5 million, or 23% of revenues, for the three months ended March 31, 2008, an increase of 22%. The increase in research and development expense was primarily attributable to increased compensation-related expenses of $0.6 million reflecting both increases in stock-based compensation and in headcount to support the development of new products and technologies and an increase of $0.2 million of tape-out expenses as a result of our development of new products and our migration to smaller geometry process technologies.

We incurred stock-based compensation expense associated with research and development personnel of $0.9 million and $0.7 million in the three months ended March 31, 2009 and 2008, respectively. The increase in stock-based compensation expenses was a result of the increase in research and development personnel.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, contractor compensation, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to remain flat in absolute dollars throughout the rest of fiscal 2009.

Selling, general and administrative expenses were $3.5 million, or 34% of revenues, for the three months ended March 31, 2009 and $3.7 million, or 24% of revenues, for the three months ended March 31, 2008, a decrease of 4%. The slight decrease in selling, general and administrative expenses was attributable to a decrease of $0.2 million in compensation-related expenses.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.8 million and $0.9 million in the three months ended March 31, 2009 and 2008, respectively.

Interest Income.  Interest income was $0.4 million for the three months ended March 31, 2009 and $0.8 million for the three months ended March 31, 2008, a decrease of 51%. The decrease was primarily due to lower rates of returns due to lower interest rates offset by higher cash equivalents and investment balances.

Provision (Benefit) for Income Taxes.  Our benefit for income taxes was $0.5 million in the three months ended March 31, 2009 compared with a provision for income taxes of $1.2 million for the three months ended March 31, 2008. Our effective tax rate was 44% and 39% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate for both the three months ended March 31, 2009 and 2008 differed from the statutory federal income tax rate primarily due to non-deductible stock-based compensation expenses and state income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and cash flow generated by our operations. In June 2006, we received approximately $17.5 million in cash, net of underwriting discounts, commissions and other offering costs, from our initial public offering of common stock. In July 2006, we received aggregate proceeds of $1.1 million, net of underwriting discounts and commissions, from the sale of an additional 130,000 shares following the underwriters’ partial exercise of their over-allotment option related to our initial public offering. Our cash and cash equivalents and short-term investments were $59.4 million as of March 31, 2009.

Net cash from operating activities

Net cash used for operating activities was $0.5 million in the three months ended March 31, 2009. The net cash used for operating activities in the three months ended March 31, 2009 was primarily due to our net loss of $0.7 million, an increase in accounts receivable of $1.0 million due to timing of customer collections, an increase in deferred tax assets of $0.9 million due to differences resulting from differing treatments of items for tax and accounting purposes and a decrease in accrued liabilities of $0.3 million primarily related to compensation-related accruals.  These were partially offset by a decrease in inventory of $0.5 million due to lower inventory purchases, as well as non-cash charges for stock-based compensation expenses of $1.8 million.

Net cash provided by operating activities was $3.1 million in the three months ended March 31, 2008. The net cash provided by our operating activities in the three months ended March 31, 2008 was primarily due to our net income of $1.9 million and an increase of accrued liabilities of $1.0 million primarily attributable to the income tax expenses, as well as non-cash charges for stock-based compensation expenses of $1.5 million.  These were partially offset by increases in inventory of $0.6 million and a decrease in accounts payable of $0.5 million due to the timing of payments to vendors.

Net cash from investing activities

Net cash used for investing activities was $5.3 million in the three months ended March 31, 2009 due to the purchases of short and long-term investments of $10.6 million offset by maturities of our investments of $5.3 million.

Net cash provided by our investing activities was $5.6 million in the three months ended March 31, 2008 due to the maturities of our investments of $20.1 million offset by purchases of short and long-term investments of $14.4 million and capital expenditures of $0.2 million.

Net cash from financing activities

Net cash used for financing activities of $0.2 million in the three months ended March 31, 2009 primarily consisted of repurchases of common stock upon release of restricted stock awards.

Net cash provided by financing activities of $0.1 million in the three months ended March 31, 2008 consisted of proceeds from the exercise of stock options.

At March 31, 2009, we held $6.3 million of investments with an auction reset feature, which are referred to as auction rate securities, or ARS, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS, and there is no assurance that successful auctions of any ARS in our investment portfolio will occur in the future. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, and continue to be rated AAA, the highest rating, by a rating agency.

During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value all of the ARS we currently hold back to the investment provider at anytime starting in June 2010. Our ability to liquidate our ARS investment and fully recover the carrying value of our investment in the near term may be limited or not existent. We have classified these ARS investments as long-term investments because our sale of the ARS back to the our investment provider is expected to occur in June 2010. We are continuing to evaluate the credit quality, classification and valuation of our ARS, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

We believe our existing cash and cash equivalents and short-term and long-term investments, as well as cash expected to be generated from operating activities will be sufficient to meet our anticipated cash needs for a least the next 12 months. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our ability to liquidate our ARS in a timely manner. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table identifies our commitments to settle contractual obligations as of March 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Minimum lease commitments	$1,625	$632	$982	$11
Purchase commitments	1,484	1,484	—	—
Total commitments	$3,109	$2,116	$982	$11

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS 157 with respect to our financial assets and liabilities. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will apply the provisions of SFAS 141(R) to any acquisitions occurring subsequent to January 1, 2009.

In April 2009 the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1. FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact of FSP 141(R)-1 at the time of any such acquisition.

In April 2009 the FASB issued three related FSPs: (i) FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP No. SFAS 115-2 and FSP No. SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP No. SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-4 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the impact that these FSPs will have on the consolidated financial position, results of operations or cash flows.

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

At March 31, 2009, we held $6.3 million of investments with an auction reset feature, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, the highest rating, by a rating agency. During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value the ARS we currently hold back to the investment provider at anytime starting in June 2010. We have classified our ARS investment as a long-term investment on the consolidated balance sheet because our sales of the ARS back to our investment provider is expected to occur in June 2010.  Refer to Note 5 to our condensed unaudited consolidated financial statements for additional discussions regarding our ARS and related put option.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions.

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

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

•       uncertain demand in the automotive infotainment market for our products;

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

We incurred a net loss for the three months ended March 31, 2009, and may not return to profitability in the future, which may cause the market price of our common stock to decline.

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter and incurred a net loss for the three months ended March 31, 2009. To return to profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will be at or near the current statutory tax rate of 35%, which is higher than our average historical annual effective tax rate which has been less than 10% of our pre-tax income since our inception. This will harm our future financial results and negatively impact our profitability. We may not be able to return to profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

The demand for our products is affected by general economic conditions, which could impact our business.

The United States and international economies are currently experiencing a period of economic downturn. The timing of sustained economic recovery, if any, is uncertain. In addition, terrorist acts and similar events, turmoil in the Middle East or war in general, could contribute to a slowdown of the market demand for our products. If the economy continues to slow down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results. Our business has been adversely affected by the current economic downturn. Demand for our products has suffered as consumers delay purchasing decisions or change or reduce their discretionary spending.

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

The average selling prices of our semiconductor products may be subject to rapid price declines, which could harm our revenue and gross profits.

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

Our semiconductors are principally designed to decode analog video signals into digital images. By June 12, 2009, transmission of broadcast TV signals will no longer be permitted in analog and all signals must be in a digital format. We are developing mixed signal and digital technologies to decode digital signals. However, transmission of digital video involves a combination of emerging technologies. The complexities of these technologies and the variability in implementations between manufacturers may cause our development of semiconductors to be costly and time-consuming. We may never obtain the benefits of our investment in developing these technologies. The complexities of digital broadcast technologies may also cause some of the semiconductors we are developing to ultimately work incorrectly for reasons that may be either related or unrelated to our products, or not be interoperable with other key products. Delays or difficulties in integrating our semiconductors into digital broadcast products or the failure of products incorporating digital video to achieve broad market acceptance could have an adverse effect on our business.

A significant portion of our products are sold into the security surveillance market, and if sales of our semiconductors into this market decline or do not increase, or if we do not increase our sales into the automotive infotainment market, our business and financial results could suffer.

We sell semiconductors targeted for the security surveillance and automotive infotainment markets. For the three months ended March 31, 2009, 72% of our revenues was derived from the sale of our products designed for the security surveillance market. If sales of semiconductors into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive infotainment market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, or if the automotive infotainment industry in general continues to experience weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

Our business is subject to seasonality, which is likely to cause our revenues to fluctuate.

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three months ended March 31, 2009, 88% of our revenues was attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday.

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

Our revenues increased 109% in 2005 from 2004 and 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased 11% in 2007 from 2006 and 13% in 2008 compared to 2007 and decreased 34% in the three months ended March 31, 2009 compared to three month ended March 31, 2008. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

In the future, we may pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not successfully addressed, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert management’s attention and require considerable cash outlays at the expense of existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes in our tax rates will affect our future results.

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and the availability of tax credits. Our effective tax rate for the three months ended March 31, 2009 and 2008 was 44% and 39%, respectively. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our financial condition.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing efforts, which resulted in increasing our headcount from 96 employees at the end of 2006 to 159 employees at March 31, 2009. To manage our growth successfully, we believe we must effectively:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce the majority of our semiconductors. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test many of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

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

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

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

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

The percentage of our revenues attributable to sales to customers in Asia was 96% and 98% for the three months ended March 31, 2009 and 2008, respectively. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented 81% and 73% of our revenues for the three months ended March 31, 2009 and 2008, respectively.

Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current distributors and sales representatives, volume pricing discounts, order cancellations, delays in shipment by one of our major distributors or sales representatives or the failure of our distributors or sales representatives to successfully sell our products.

We rely primarily upon copyright and trade secret laws and contractual restrictions to protect our proprietary rights and if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

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

Questions of infringement in the digital video applications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation, could cause our customers to use our competitors’ products and could divert the efforts and attention of management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third-parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

Our headquarters are located in the State of California and our third-party manufacturing, assembly and testing vendors have facilities in the State of Washington and in Taiwan, areas subject to significant earthquake risks. Any disruption to our or their operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

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

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and accelerated erosion of prices. These factors have caused and could cause substantial fluctuations in our revenue and in our operating results. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

The recent financial crisis could negatively affect our business, results of operations and financial condition.

The recent financial crises affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. There could be a number of follow on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and customer insolvencies.

Risks Related to Our Common Stock

Our stock price has been volatile and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended March 31, 2009, the closing price of our stock ranged from a low of $5.16 on March 5, 2008 to a high of $7.18 on January 7, 2009. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of management’s attention and resources.

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

We believe that our existing cash and cash equivalents and short-term and long-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2009, we had 21,444,894 shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

a.     Exhibits

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

Signatures

Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Date: May 7, 2009	/s/ Mark Voll
Mark Voll
Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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