Form 10-Q
period 2009-06-30
TECHWELL INC
filed 2009-08-06
CIK 1171529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of July 31, 2009, 21,562,355 shares of the registrant’s common stock were outstanding.

TECHWELL, INC.

FORM 10-Q

June 30, 2009

PART I. Financial Information

Item 1. Financial Statements

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$26,295	$44,485
Short-term investments	37,013	17,582
Accounts receivable	919	1,985
Inventory	5,790	4,780
Deferred income tax assets	1,402	1,353
Prepaid expenses and other current assets	1,624	1,200
Total current assets	73,043	71,385
Property and equipment, net	1,126	1,290
Long-term investments	23,643	19,350
Deferred income tax assets	4,904	4,031
Other assets	201	1,308
TOTAL ASSETS	$102,917	$97,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,243	$2,221
Accrued liabilities	4,437	2,117
Total current liabilities	7,680	4,338

Deferred rent	95	122
Total liabilities	7,775	4,460

Contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 21,511 shares and 21,347 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	22	21
Additional paid-in capital	83,455	80,240
Deferred stock-based compensation	(3)	(19)
Retained earnings	11,380	12,493
Accumulated other comprehensive income	288	169
Total stockholders’ equity	95,142	92,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,917	$97,364

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$12,038	$17,006	$22,377	$32,613
Cost of revenues	4,841	6,503	8,942	12,564
Gross profit	7,197	10,503	13,435	20,049
Operating expenses:
Research and development	4,319	4,208	8,633	7,757
Selling, general and administrative	3,722	3,765	7,255	7,457
Total operating expenses	8,041	7,973	15,888	15,214
Income (loss) from operations	(844)	2,530	(2,453)	4,835
Interest income	330	540	698	1,295
Income (loss) before income taxes	(514)	3,070	(1,755)	6,130
Income tax provision (benefit)	(98)	1,228	(642)	2,417
Net income (loss)	$(416)	$1,842	$(1,113)	$3,713

Net income (loss) per share:
Basic	$(0.02)	$0.09	$(0.05)	$0.18
Diluted	$(0.02)	$0.08	$(0.05)	$0.17

Weighted average shares used in computing net income (loss) per share:
Basic	21,467	21,065	21,425	20,995
Diluted	21,467	22,099	21,425	21,956

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,113)	$3,713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	365	363
Stock-based compensation	3,610	3,585
Tax benefit from employee equity incentive plan	27	191
Realized gain on investments	—	(18)
Put option loss	350	—
Gain from trading securities	(350)	—
Changes in assets and liabilities:
Accounts receivable	1,066	(432)
Inventory	(1,010)	(500)
Prepaid expenses and other current assets	(424)	(41)
Other assets	757	(33)
Deferred income tax assets	(922)	17
Accounts payables	1,024	(451)
Accrued liabilities	2,320	(107)
Deferred rent	(27)	(22)
Net cash provided by operating activities	5,673	6,265

Cash flows from investing activities:
Purchase of property and equipment	(203)	(243)
Purchase of investments	(33,675)	(30,992)
Proceeds from maturities of investments	10,420	37,280
Net cash provided by (used in) investing activities	(23,458)	6,045

Cash flows from financing activities:
Proceeds from exercise of stock options	49	334
Repurchases of common stock upon release of stock awards	(454)	(596)
Net cash used in financing activities	(405)	(262)

Net increase (decrease) in cash and cash equivalents	(18,190)	12,048
Cash and cash equivalents at beginning of period	44,485	27,177
Cash and cash equivalents at end of period	$26,295	$39,225

Supplemental disclosure of non-cash investing and financing activity:
Gross issuance of restricted stock awards	$2,429	$2,558

See accompanying notes to condensed unaudited consolidated financial statements.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general accounting standards and disclosure for subsequent events. The Company adopted SFAS 165 during the second quarter of 2009. In accordance with SFAS 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 6, 2009.

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

In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or for any other future period.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on available-for-sale investments. The change in unrealized gains on investments for the three and six months ended June 30, 2009 was an increase of $0.3 million and $0.1 million, respectively. The change in unrealized losses for the three and six months ended June 30, 2008 was an increase of $0.2 million and $0.4 million, respectively. Total comprehensive loss for the three and six months ended June 30, 2009 was $0.1 million and $1.0 million, respectively. Total comprehensive income for the three and six months ended June 30, 2008 was $1.6 million and $3.3 million, respectively.

Note 2—Stock-Based Compensation

The Company has equity incentive plans (“Plans”) under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. At June 30, 2009, the total number of shares available for issuance under the Plans was 2.4 million.  Stock options and awards granted under the Plans have a contractual term of up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board of Directors or committee thereof as permissible under the terms of the Plans. At June 30, 2009, 3,334 shares exercised prior to vesting are subject to repurchase by the Company.

For the three and six months ended June 30, 2009 and 2008, stock-based compensation expense includes compensation cost related to estimated fair values of stock options and awards granted after the date of adoption of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123 (R)”) and stock-based compensation costs related to unvested stock options at the date of adoption based on the intrinsic values as previously recorded under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, (“APB 25”).

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$117	$131	$239	$244
Research and development	845	859	1,745	1,552
Selling, general and administrative	804	918	1,626	1,789
Related tax-effect	(310)	(683)	(1,057)	(1,281)
Total costs and expenses	$1,456	$1,225	$2,553	$2,304

Total compensation cost attributable to activities capitalized into inventory was not significant in any period presented.

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities.

Note 3—Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, (“SFAS 128”). Under SFAS 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options (calculated using the treasury stock method) and restricted awards and shares subject to repurchase. A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	21,472	21,082	21,430	21,015
Weighted average shares subject to repurchase	(5)	(17)	(5)	(20)
Shares used to calculate basic net income (loss) per share	21,467	21,065	21,425	20,995
Effect of dilutive securities:
Common stock options and restricted awards and unvested common shares subject to repurchase or cancellations	—	1,034	—	961
Shares used to calculate diluted net income (loss) per share	21,467	22,099	21,425	21,956

For the three and six months ended June 30, 2009 and 2008, respectively, 3.2 million and 1.2 million shares associated with stock options and restricted awards outstanding and unvested shares subject to repurchase have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are anti-dilutive.

Note 4—Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). In applying SFAS 109, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of June 30, 2009, the Company’s total deferred tax assets were principally comprised of research and other credit carryforwards, stock-based compensation and expense accruals.

The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with SFAS 109.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company has not been under the examination of U.S. federal, state or foreign jurisdictions tax authorities.

The Company’s effective tax rate is based on the estimated annual effective tax rate. The effective tax rate was 19% and 40% for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, the effective rate approach was modified by paragraphs 13 and 14 of  FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods an interpretation of APB Opinion No. 28 (“FIN 48”). FIN 48 paragraph 13 provides if the year-to-date “ordinary” loss exceeds the anticipated “ordinary” loss for the fiscal year, the tax benefit recognized for the year-to-date shall not exceed the tax benefit determined, based on the year-to-date “ordinary” loss, in accordance with paragraphs 14 and 15.  Paragraph 14 provides that a tax benefit is recognized for a loss that arises early in a fiscal year if the tax benefits are expected to be (a) realized during the year or (b) recognizable as a deferred tax asset at the end of the year in accordance with the provisions of SFAS 109. The effective tax rate was 37% and 39% for the six months ended June 30, 2009 and 2008, respectively. In the three and six months ended June 30, 2009 and 2008 the effective tax rate differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

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

In connection with the acceptance of the offer, the Company recorded $1.0 million as the fair value of the put option asset with a corresponding gain to interest income. Additionally, the Company transferred its ARS from investments classified as available-for-sale to trading. The transfer to trading reflects the Company’s intent to exercise the put option, whereas, prior to the agreement, the Company’s intent was to hold the ARS until the market recovered. Upon transfer to trading, the Company recognized a loss of $1.0 million, included in interest income, for the amount of unrealized loss not previously recognized in earnings. As a result of this transfer unrealized gains or losses will be included in earnings in future periods, and the Company anticipates future changes in fair value of the put option will approximate the fair value movement of the related ARS. The net impact of the change in fair value of the ARS and related put option to the Company’s operating results was nil for the three and six months ended June 30, 2009.

As of June 30, 2009, the entire ARS investment balance of $6.3 million is classified as short-term investments on the condensed unaudited consolidated balance sheet because the sale of the ARS back to the investment provider is expected to occur in June 2010.

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

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

The put option is a free standing asset separate from the ARS, and represents the Company’s contractual right to require its investment provider to purchase the ARS at par at anytime starting in June 2010. The Company values the put option based on  amount of cash flows and expected holding periods of the related ARS, time value of money and the Company’s assessment of the credit worthiness of its investment provider.

The following is a summary of the Company’s available-for-sale securities as of June 30, 2009 (in thousands):

			Less than 12 Months	12 Months or Longer
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses	Estimated Fair Value

Money market funds	$20,474	$—	$—	—	$20,474
Corporate bonds	32,026	238	(45)	—	32,219
Treasuries and federal agencies	19,002	97	(2)	—	19,097
Commercial paper	2,991	—	—	—	2,991
Total	$74,493	$335	$(47)	$—	$74,781

The following is a summary of the Company’s available-for-sale securities as of December 31, 2008 (in thousands):

			Less than 12 Months	12 Months or Longer
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses	Estimated Fair Value

Money market funds	$33,998	$—	$—	—	$33,998
Corporate bonds	19,710	97	(57)	—	19,750
Treasuries and federal agencies	5,023	103	—	—	5,126
Commercial paper	12,061	26	—	—	12,087
Total	$70,792	$226	$(57)	$—	$70,961

As of June 30, 2009, the unrealized losses on our available-for-sale securities were insignificant in relation to our total available-for-sale securities. Substantially all of our unrealized losses on our available-for-sale investments can be attributed to fair value fluctuations in an unstable credit environment. The Company considers the declines in market value of its available-for-sale securities to be temporary in nature. In addition, it is not more likely than not that the Company will be required to sell its securities that have unrealized losses in accumulated other comprehensive income (loss) before the Company recovers  the entire amortized cost basis of the security and as such there is no credit loss associated with these available-for-sale securities. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment. During the three and six months ended June 30, 2009 and June 30, 2008, the Company did not recognize any impairment charges on outstanding available-for-sale securities.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement,(“SFAS 157”) which defines fair value. In accordance with SFAS 157, the table below represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of June 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$20,474	$20,474	$—	$—
Corporate bonds	32,219	32,219	—	—
Treasuries and federal agencies	19,097	19,097	—	—
Commercial paper	2,991	2,991	—	—
Put option	751	—	—	751
Auction rate securities	6,349	—	—	6,349
Total	$81,881	$74,781	$—	$7,100
Amount included in:
Cash and cash equivalents	$20,474	$20,474	$—	$—
Short-term investments	37,013	30,664	—	6,349
Long-term investments	23,643	23,643	—	—
Prepaid expenses and other current assets	751	—	—	751
Total	$81,881	$74,781	$—	$7,100

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Put Option	Auction Rate Securities
Balances as of December 31, 2008	$1,101	$5,999
Unrealized gains (losses) included in earnings	(304)	304
Balances as of March 31, 2009	797	6,303
Unrealized gains (losses) included in earnings	(46)	46
Balances as of June 30, 2009	$751	$6,349

Note 6—Details of Certain Balance Sheet Components

	June 30, 2009	December 31, 2008
	(in thousands)
Inventory:
Finished goods	$3,481	$2,750
Work-in-process	2,309	2,030
	$5,790	$4,780

Property and equipment, net:
Equipment	$2,053	$1,888
Software	804	779
Furniture and fixtures	309	308
Leasehold improvements	464	454
	3,630	3,429
Accumulated depreciation and amortization	(2,504)	(2,139)
	$1,126	$1,290

Accrued liabilities:
Accrued compensation	$854	$1,168
Accrued inventory purchases	180	104
Customer advance	2,498	—
Legal and professional service fees	246	320
Other	659	525
	$4,437	$2,117

Note 7—Segment Information

The Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications primarily for the security surveillance and automotive infotainment markets. The Company’s chief operating decision maker is the Chief Executive Officer.

The percentage of total revenues by geographic location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
China	53%	34%	50%	31%
South Korea	21	28	23	29
Taiwan	17	31	16	33
Japan	5	5	7	5
United States	2	1	2	1
Other	2	1	2	1
Total revenues	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Security surveillance	$8,353	$12,855	$15,842	$24,464
Automotive infotainment	2,345	1,963	4,032	3,660
Consumer	1,335	2,144	2,491	4,256
Other (1)	5	44	12	233
Total revenues	$12,038	$17,006	$22,377	$32,613

(1) Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at			Revenues
				Three Months ended		Six Months ended
	June 30,		December 31,	June 30,		June 30,
Customer	2009		2008	2009	2008	2009	2008
A	*	%	21%	37%	31%	36%	29%
B	17		*	*	*	*	*
C	16		11	*	*	*	*
D	13		*	*	*	*	*
E	12		*	*	*	*	*
F	12		*	*	*	*	*
G	11		*	*	*	*	*
H	*		20	*	*	*	*
I	*		*	*	10	*	11

* less than 10%

The following is a summary of long-lived assets by geographic region (in thousands):

	June 30, 2009	December 31, 2008
United States	$941	$1,069
China	78	73
Taiwan	58	79
Japan	43	60
South Korea	6	9
Total	$1,126	$1,290

Note 8—Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of nil and $5,000 from this law firm for legal services in the three months ended June 30, 2009 and 2008, respectively. The Company incurred fees of $7,000 and $13,000 from this law firm for legal services in the six months ended June 30, 2009 and 2008, respectively. The amount payable to this law firm was nil and $8,000 at June 30, 2009 and December 31, 2008, respectively.

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

Other Legal Matters

The Company is currently not a party to any material legal proceedings. The Company may be named from time to time as a party to lawsuits in the normal course of its business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings are difficult to predict.

Note 10—Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS 157 with respect to its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the condensed unaudited consolidated financial position, results of operations or cash flows.

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

In April 2009 the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of FSP 141(R)-1 at the time of any such acquisition.

In April 2009 the FASB issued three related FSPs: (i) FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”), (ii) FSP No. SFAS 115-2 and FSP No. SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2 and 124-2”), and (iii) FSP No. SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 115-2 and 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Effective April 1, 2009, the Company adopted the provisions of FSP 157-4, FSP 115-2 and 124-2 and FSP 107-1 and APB 28-1. The adoption of FSP 157-4, FSP 115-2 and 124-2 and FSP 107-1 and APB 28-1 did not have an impact on the condensed unaudited consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FSPs, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company will update its disclosures to conform to the Codification in its Form 10-Q for the third quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

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

Since 1999, our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the quarter ended June 30, 2009.

We have three principal semiconductor product lines: security surveillance products, automotive infotainment products and consumer products. Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format. In addition, we integrate a multiplexor, a key technology required to combine multiple video signals into a single video signal, and a display processor, a key technology required to display multiple video channels. In 2007, we introduced our first integrated security surveillance product, which integrated four video decoders and a system controller and a multiplexor on a single semiconductor. In December 2008, we introduced a new security surveillance product which includes a 16 channel multiplexer and supports the display of multiple standard definition and high definition video sources. We currently sell our security surveillance products to customers for the following applications: embedded digital video recorders, or DVRs, PC-based DVRs, networked video recorders, or NVRs, and multiplexors.

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

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, and to original design manufacturers, or ODMs. For the six months ended June 30, 2009, we derived 77% of our revenues from products sold to distributors and 23% from products sold to OEMs or ODMs. For the year ended December 31, 2008, we derived 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs.  Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 74% and 83% of our revenues from our ten largest customers for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, Lacewood International Corporation, or Lacewood, a distributor, accounted for 37% of our revenues. For the three months ended June 30, 2008, Lacewood and AV Tech Corporation, or AV Tech, accounted for 31% and 10% of our revenues, respectively. For the six months ended June 30, 2009, Lacewood accounted for 36% of our revenues. For the six months ended June 30, 2008, Lacewood and AV Tech accounted for 29% and 11% of our revenues, respectively.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for 96% and 98% of our revenues for the three and six months ended June 30, 2009 and 2008, respectively. The table below indicates the percentage of total revenues by geographic location for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
China	53%	34%	50%	31%
South Korea	21	28	23	29
Taiwan	17	31	16	33
Japan	5	5	7	5
United States	2	1	2	1
Other	2	1	2	1
Total revenues	100%	100%	100%	100%

We received 50% and 31% of our revenues from China in the six months ended June 30, 2009 and 2008, respectively.  The increase was primarily due to an increase in revenues from our security surveillance market, whose products were primarily sold to customers in China. We received 16% and 33% of our revenues from Taiwan in the six months ended June 30, 2009 and 2008, respectively.  The decrease was primarily due to a decline in revenues from consumer markets, whose products were primarily sold to customers in Taiwan.

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

We have two international subsidiaries, one in Japan and one in China. We also have two international branches, one in South Korea and one in Taiwan. At June 30, 2009, 62 of our 165 employees were located in our international subsidiaries and branch offices. Our China and Japan subsidiaries are involved in both product development and technical marketing support. Our Taiwan and Korea branches primarily provide marketing support.

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

Revenue Recognition.   Revenues from product sales are recognized upon shipment, provided that title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is probable. We do not allow for price protection or stock rotation rights with any of our distributors. If we change our practice and allow stock rotation or price protection in the future, we would have to evaluate the consequences on the timing of our revenue recognition, which could lead to the deferral of the revenues subject to such uncertainties unless reasonable estimates of returns or price reductions can be made at the time of shipment.

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

Inventory Valuation.   Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis. We evaluate inventory for excess and obsolescence and write-down units that are unlikely to be sold based upon a six month demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory write-downs may be required. Once inventory costs are written down, such revised costs are maintained until the product is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-down, resulting in an increase in gross profit. Changes in the inputs to such valuation models could cause the fair value to change.

Accounting for Income Taxes.   We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At June 30, 2009, our total deferred tax assets were principally comprised of research and other credit carryforwards, stock-based compensation and expense accruals.

As required under the provisions of SFAS 109, we assess the recoverability of our deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from future taxable income, we applied the guidance provided in SFAS 109 and considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of June 30, 2009, we believe that our predictable strong earnings provide ample evidence that no valuation allowance is required at this time as it is more likely than not the deferred tax assets will be realized in the future.

We recognize and measures uncertain tax positions in accordance with the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, whereby we only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We have not been under the examination of U.S. federal, state or other foreign jurisdictions tax authorities.

Stock-Based Compensation.   For the three and six months ended June 30, 2009 and 2008, stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted after the date of adoption of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), and compensation costs related to unvested stock options at the date of adoption based on the intrinsic values as previously recorded under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.

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

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	4.34	4.28	4.34	4.28
Risk-free interest rate	1.87%	2.86%	1.52 — 1.87%	2.57 — 2.86%
Expected volatility	54.00%	51.00%	54.00%	51.00 — 64.00%
Expected dividend	—	—	—	—

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	40.2	38.2	40.0	38.5
Gross profit	59.8	61.8	60.0	61.5
Operating expenses:
Research and development*	35.9	24.7	38.6	23.8
Selling, general and administrative*	30.9	22.2	32.4	22.9
Total operating expenses	66.8	46.9	71.0	46.7
Income (loss) from operations	(7.0)	14.9	(11.0)	14.8
Interest income	2.7	3.2	3.1	4.0
Income (loss) before income taxes	(4.3)	18.1	(7.9)	18.8
Income tax provision (benefit)	(0.8)	7.2	(2.9)	7.4
Net income (loss)	(3.5)%	10.9%	(5.0)%	11.4%

* Percentages include stock-based compensation

The following table indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	1.0%	0.8%	1.1%	0.7%
Research and development	7.0	5.1	7.8	4.8
Selling, general and administrative	6.7	5.4	7.3	5.5

Revenues by product line are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Security surveillance	$8,353	$12,855	$15,842	$24,464
Automotive infotainment	2,345	1,963	4,032	3,660
Consumer	1,335	2,144	2,491	4,256
Other (1)	5	44	12	233
Total revenues	$12,038	$17,006	$22,377	$32,613

(1) Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparisons of the Three Months Ended June 30, 2009 and June 30, 2008

Revenues.   Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, automotive infotainment and consumer. All of our sales are denominated in U.S. dollars.

Revenues were $12.0 million for the three months ended June 30, 2009 and $17.0 million for the three months ended June 30, 2008, a decrease of 29% due to a general decrease in demand for our security surveillance and consumer products primarily as a result of current economic conditions, partially offset by an increase in demand for our automotive infotainment products.  Revenues from our security surveillance products decreased $4.5 million, or 35%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Revenues from of our automotive infotainment products increased $0.4 million, or 19%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to previously awarded design wins with customers now going into volume production. Revenues from consumer products decreased $0.8 million, or 38%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Other revenues decreased by $39,000, or 87%, in the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

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

Gross profit was $7.2 million for the three months ended June 30, 2009 and $10.5 million for the three months ended June 30, 2008, a decrease of 31%. Gross margin was 60% for the three months ended June 30, 2009 decreasing from 62% for the three months ended June 30, 2008 due to changes in product mix. The decrease in gross profit was primarily due to a decrease in revenues of $5.0 million, or 29%.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million in the three months ended June 30, 2009 and 2008.

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

Research and development expenses were $4.3 million, or 36% of revenues, for the three months ended June 30, 2009 and $4.2 million, or 25% of revenues, for the three months ended June 30, 2008, an increase of 3%. The slight increase in research and development expense was primarily attributable to increased compensation-related expenses of $0.2 million reflecting an increase in headcount to support the development of new products and technologies.

We incurred stock-based compensation expense associated with research and development personnel of $0.8 million and $0.9 million in the three months ended June 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to remain flat in absolute dollars throughout the rest of fiscal 2009.

Selling, general and administrative expenses were $3.7 million, or 31% of revenues, for the three months ended June 30, 2009 and $3.8 million, or 22% of revenues, for the three months ended June 30, 2008, a decrease of 1%.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.8 million and $0.9 million in the three months ended June 30, 2009 and 2008, respectively.

Interest Income.  Interest income was $0.3 million for the three months ended June 30, 2009 and $0.5 million for the three months ended June 30, 2008, a decrease of 39%. The decrease was primarily due to lower rates of returns on our cash equivalents and investments partially offset by higher cash equivalents and investment balances.

Provision (Benefit) for Income Taxes.  Our benefit for income taxes was $0.1 million for the three months ended June 30, 2009 compared with a provision for income taxes of $1.2 million for the three months ended June 30, 2008. Our effective tax rate was 19% and 40% for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, the effective rate approach was modified by paragraphs 13 and 14 of  FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods an interpretation of APB Opinion No. 28, or FIN 18. FIN 48 paragraph 13 provides if the year-to-date “ordinary” loss exceeds the anticipated “ordinary” loss for the fiscal year, the tax benefit recognized for the year-to-date shall not exceed the tax benefit determined, based on the year-to-date “ordinary” loss, in accordance with paragraphs 14 and 15.  Paragraph 14 provides that a tax benefit is recognized for a loss that arises early in a fiscal year if the tax benefits are expected to be (a) realized during the year or (b) recognizable as a deferred tax asset at the end of the year in accordance with the provisions of SFAS 109. The effective tax rate for both the three months ended June 30, 2009 and 2008 differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

Comparisons of the Six Months Ended June 30, 2009 and June 30, 2008

Revenues.   Revenues were $22.4 million for the six months ended June 30, 2009 and $32.6 million for the six months ended June 30, 2008, a decrease of 31% due to a general decrease in demand for our security surveillance and consumer products primarily as a result of current economic conditions, partially offset by an increase in demand for our automotive infotainment products.  Revenues from our security surveillance products decreased $8.6 million, or 35%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Revenues from of our automotive infotainment products increased $0.4 million, or 10%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to previously awarded design wins with customers now going into volume production. Revenues from consumer products decreased $1.8 million, or 41%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Other revenues decreased by $0.2 million, or 95%, in the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

Gross Profit and Gross Margin.  Gross profit was $13.4 million for the six months ended June 30, 2009 and $20.0 million for the six months ended June 30, 2008, a decrease of 33%. Gross margin was 60% for the six months ended June 30, 2009 decreasing slightly from 61% for the six months ended June 30, 2008. The decrease in gross profit was primarily due to a decrease in revenues of $10.2 million, or 31%.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.2 million in the six months ended June 30, 2009 and 2008.

Research and Development Expenses.  Research and development expenses were $8.6 million, or 39% of revenues, for the six months ended June 30, 2009 and $7.8 million, or 24% of revenues, for the six months ended June 30, 2008, an increase of 11%. The increase in research and development expense was primarily attributable to increased compensation-related expenses of $0.7 million, reflecting both increases in stock-based compensation and in headcount to support the development of new products and technologies, and an increase of $0.2 million of tape-out expenses as a result of our development of new products and our migration to smaller geometry process technologies.

We incurred stock-based compensation expense associated with research and development personnel of $1.7 million and $1.6 million in the six months ended June 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $7.3 million, or 32% of revenues, for the six months ended June 30, 2009 and $7.5 million, or 23% of revenues, for the six months ended June 30, 2008, a decrease of 3%. The slight decrease in selling, general and administrative expenses was attributable to a decrease of $0.5 million in compensation-related expenses, partially offset by a $0.4 million increase in professional services expenses.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $1.6 million and $1.8 million in the six months ended June 30, 2009 and 2008, respectively.

Interest Income.  Interest income was $0.7 million for the six months ended June 30, 2009 and $1.3 million for the six months ended June 30, 2008, a decrease of 46%. The decrease was primarily due to lower rates of returns on our cash equivalents and investments partially offset by higher cash equivalents and investment balances.

Provision (Benefit) for Income Taxes.  Our benefit for income taxes was $0.6 million in the six months ended June 30, 2009 compared with a provision for income taxes of $2.4 million for the six months ended June 30, 2008. Our effective tax rate was 37% and 39% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for both the six months ended June 30, 2009 and 2008 differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and cash flow generated by our operations. Our cash and cash equivalents and short-term and long-term investments were $87.0 million as of June 30, 2009.

Net cash from operating activities

Net cash provided by operating activities was $5.7 million in the six months ended June 30, 2009. The net cash provided by operating activities in the six months ended June 30, 2009 was primarily due to non-cash charges for stock-based compensation of $3.6 million, an increase in accrued liabilities of $2.3 million due to increases in customer advances, a decrease in accounts receivable of $1.1 million due to timing of customer collections, and an increase in accounts payable of $1.0 million due to timing of purchases. These were partially offset by our net loss of $1.1 million, an increase in inventory of $1.0 million due to increased purchases and an increase in deferred income tax assets of $1.0 million, resulting from differing treatments of items for tax and accounting purposes.

Net cash provided by operating activities was $6.3 million in the six months ended June 30, 2008. The net cash provided by our operating activities in the six months ended June 30, 2008 was primarily due to our net income of $3.7 million, as well as non-cash charges for stock-based compensation of $3.6 million. These were partially offset by increases in inventory of $0.5 million and accounts receivable of $0.4 million, both of which are attributable to the growth in our revenue during this period, and decreases in accounts payable of $0.5 million and accrued liabilities of $0.1 million, primarily due to the timing of payments to vendors and tax authorities.

Net cash from investing activities

Net cash used in investing activities was $23.5 million in the six months ended June 30, 2009 due to the purchases of our investments of $33.7 million partially offset by maturities of our investments of $10.4 million.

Net cash provided by our investing activities was $6.0 million in the six months ended June 30, 2008 due to the maturities of our investments of $37.3 million partially offset by purchases of short and long-term investments of $31.0 million.

Net cash from financing activities

Net cash used in financing activities of $0.4 million in the six months ended June 30, 2009 primarily consisted of repurchases of common stock upon release of restricted stock awards.

Net cash used in financing activities of $0.3 million in the six months ended June 30, 2008 consisted of repurchases of common stock upon release of restricted stock awards of $0.6 million partially offset by proceeds from the exercise of stock options of $0.3 million.

At June 30, 2009, we held $6.3 million of investments with an auction reset feature, which are referred to as auction rate securities, or ARS, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS, and there is no assurance that successful auctions of any ARS in our investment portfolio will occur in the future. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, and continue to be rated AAA, the highest rating, by a rating agency.

During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds all of our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value all of the ARS we currently hold back to the investment provider at anytime starting in June 2010. Our ability to liquidate our ARS investment and fully recover the carrying value of our investment in the near term may be limited or not existent. We have classified these ARS investments as short-term investments because our sale of the ARS back to the our investment provider is expected to occur in June 2010. We are continuing to evaluate the credit quality, classification and valuation of our ARS, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential near term lack of liquidity on these investments will affect our ability to execute our current business plan.

We believe our existing cash and cash equivalents and short-term and long-term investments, as well as cash expected to be generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table identifies our commitments to settle contractual obligations as of June 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Minimum lease commitments	$1,670	$670	$1,000
Purchase commitments	3,201	3,201	—
Total commitments	$4,871	$3,871	$1,000

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed unaudited consolidated financial statements, refer to Note 10 to our condensed unaudited consolidated financial statements.

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

At June 30, 2009, we held $6.3 million of investments with an auction reset feature (ARS), whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, the highest rating, by a rating agency. During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds all of our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value the ARS we currently hold back to the investment provider at anytime starting in June 2010. We have classified our ARS investment as a short-term investment on the condensed unaudited consolidated balance sheet because the sale of the ARS back to our investment provider is expected to occur in June 2010.  Refer to Note 5 to our condensed unaudited consolidated financial statements for additional discussions regarding our ARS and related put option.

To date, our international customer agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. However, the functional currency of our foreign operations is the U.S. dollar and our local accounts are maintained in the local currency, and thus we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. Such fluctuations have not been significant historically, and we believe that a 10% change in exchange rates would not have a significant impact on our operating expenses.

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

We incurred a net loss for the three and six months ended June 30, 2009, and may not return to profitability in the future, which may cause the market price of our common stock to decline.

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter and incurred a net loss for the three and six months ended June 30, 2009. To return to profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will be at or near the current statutory tax rate, which is higher than our average historical annual effective tax rate which has been less than 10% of our pre-tax income since our inception. This will harm our future financial results and negatively impact our profitability. We may not be able to return to profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

Our semiconductors are principally designed to decode analog video signals into digital images. On June 12, 2009, transmission of broadcast TV signals were no longer permitted in analog and all broadcast signals must be in a digital format. Current forecasts project that many other electronic products and applications will similarly transition to digital transmission.  We are developing mixed signal and digital technologies to decode digital signals. However, transmission of digital video involves a combination of emerging technologies. The complexities of these technologies and the variability in implementations between manufacturers may cause our development of semiconductors to be costly and time-consuming. We may never obtain the benefits of our investment in developing these technologies. The complexities of digital broadcast technologies may also cause some of the semiconductors we are developing to ultimately work incorrectly for reasons that may be either related or unrelated to our products, or not be interoperable with other key products. Delays or difficulties in integrating our semiconductors into digital broadcast products or the failure of products incorporating digital video to achieve broad market acceptance could have an adverse effect on our business.

A significant portion of our products are sold into the security surveillance market, and if sales of our semiconductors into this market decline or do not increase, or if we do not increase our sales into the automotive infotainment market, our business and financial results could suffer.

We sell semiconductors targeted for the security surveillance and automotive infotainment markets. For the three and six months ended June 30, 2009, 69% and 71% of our revenues, respectively, was derived from the sale of our products designed for the security surveillance market. If sales of semiconductors into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive infotainment market and devoted substantial resources to the development of semiconductors for digital video applications that address this market. If we are not successful in selling our semiconductors into this market, or if the automotive infotainment industry in general continues to experience weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

Our business is subject to seasonality, which is likely to cause our revenues to fluctuate.

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three and six months ended June 30, 2009, 91% and 89% of our revenues, respectively, was attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday.

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

Our revenues increased 109% in 2005 from 2004 and 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased 11% in 2007 from 2006 and 13% in 2008 compared to 2007 and decreased 31% in the six months ended June 30, 2009 compared to six months ended June 30, 2008. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing efforts, which resulted in increasing our headcount from 96 employees at the end of 2006 to 165 employees at June 30, 2009. To manage our growth successfully, we believe we must effectively:

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

The percentage of our revenues attributable to sales to customers in Asia was 96% and 98% for the six months ended June 30, 2009 and 2008, respectively. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented 77% and 75% of our revenues for the six months ended June 30, 2009 and 2008, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2008, we had two issued patents in the United States and five patent applications pending in the United States and two applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently manufacture and market, including a patent for our video decoding architecture. Patents that we currently own do not cover all of the semiconductors that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our issued patents have expiration dates ranging from September 2, 2019 to March 27, 2020. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with

TableOfContents

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended June 30, 2009, the closing price of our stock ranged from a low of $6.05 on April 7, 2009 to a high of $8.89 on June 26, 2009. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2009, we had 21.5 million shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

Certain provisions of Delaware law, our corporate charter and bylaws, and our shareholder rights plan contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

In addition, our stockholder rights plan would cause substantial dilution to any person or group who attempts to acquire a significant interest in us without advance approval from our board of directors.

While these provisions and our stockholder rights plan have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, the provisions could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

These provisions in our certificate of incorporation and bylaws, stockholder rights plan and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at our principal executive offices in San Jose, California on June 16, 2009. Six incumbent directors were re-elected to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified. The results of this election, which no abstention votes were cast, are as follows:

Names of Director	Votes for (shares)	Votes against (shares)
Fumihiro Kozato	18,968,043	82,611
Robert D. Cochran	18,896,839	153,815
Richard H. Kimball	18,100,972	949,682
Dr. C.J. Koomen	18,945,826	104,828
Justine Lien	18,945,806	104,848
Dr. Phillip Salsbury	18,945,826	104,828

The results on the proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year are as follows:

Votes for	19,008,946
Votes against	40,455
Abstentions	1,253

Item 5. Other Information

Not applicable

Item 6. Exhibits

a.     Exhibits

Exhibit Number		Description

3.1

Certificate of Designation of Techwell, Inc. classifying and designating the Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 4, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K which was filed on August 5, 2009).

4.1

Rights Agreement, dated as of August 4, 2009, between Techwell, Inc. and Computershare Trust Company, N.A., as Rights Agent (which includes as Exhibit A the Certificate of Designation of Series A Participating Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights which was filed on August 5, 2009).

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

Date: August 6, 2009	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Date: August 6, 2009	/s/ Mark Voll
Mark Voll
Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1

Certificate of Designation of Techwell, Inc. classifying and designating the Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 4, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K which was filed on August 5, 2009).

4.1

Rights Agreement, dated as of August 4, 2009, between Techwell, Inc. and Computershare Trust Company, N.A., as Rights Agent (which includes as Exhibit A the Certificate of Designation of Series A Participating Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights which was filed on August 5, 2009).

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