Form 10-Q
period 2009-09-30
TECHWELL INC
filed 2009-11-06
CIK 1171529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 31, 2009, 21,659,281 shares of the registrant’s common stock were outstanding.

TECHWELL, INC.

FORM 10-Q

September 30, 2009

PART I. Financial Information

Item 1. Financial Statements

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$16,027	$44,485
Short-term investments	48,089	17,582
Accounts receivable	977	1,985
Inventory	6,706	4,780
Deferred income tax assets	1,322	1,353
Prepaid expenses and other current assets	1,972	1,200
Total current assets	75,093	71,385
Property and equipment, net	1,063	1,290
Long-term investments	26,053	19,350
Deferred income tax assets	3,873	4,031
Other assets	243	1,308
TOTAL ASSETS	$106,325	$97,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,450	$2,221
Accrued liabilities	3,985	2,117
Total current liabilities	8,435	4,338

Deferred rent	81	122
Total liabilities	8,516	4,460

Contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 21,633 shares and 21,347 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	22	21
Additional paid-in capital	84,985	80,240
Deferred stock-based compensation	—	(19)
Retained earnings	12,439	12,493
Accumulated other comprehensive income	363	169
Total stockholders’ equity	97,809	92,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,325	$97,364

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$18,015	$18,520	$40,392	$51,133
Cost of revenues	7,035	6,859	15,977	19,423
Gross profit	10,980	11,661	24,415	31,710
Operating expenses:
Research and development	5,274	4,442	13,907	12,199
Selling, general and administrative	3,835	3,576	11,090	11,033
Total operating expenses	9,109	8,018	24,997	23,232
Income (loss) from operations	1,871	3,643	(582)	8,478
Interest income	357	507	1,055	1,802
Income before income taxes	2,228	4,150	473	10,280
Income tax provision	1,169	1,634	527	4,051
Net income (loss)	$1,059	$2,516	$(54)	$6,229

Net income (loss) per share:
Basic	$0.05	$0.12	$0.00	$0.30
Diluted	$0.05	$0.11	$0.00	$0.28

Weighted average shares used in computing net income (loss) per share:
Basic	21,560	21,169	21,471	21,054
Diluted	22,315	22,080	21,471	22,038

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(54)	$6,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	538	526
Stock-based compensation	5,429	5,433
Tax benefit from employee equity incentive plan	78	211
Realized gain on investments	—	(18)
Put option loss	316	—
Gain from trading securities	(316)	—
Changes in assets and liabilities:
Accounts receivable	1,008	(268)
Inventory	(1,926)	(1,261)
Prepaid expenses and other current assets	(772)	(310)
Other assets	749	(72)
Deferred income tax assets	189	25
Accounts payable	2,187	360
Accrued liabilities	1,854	(135)
Deferred rent	(41)	(32)
Net cash provided by operating activities	9,239	10,688

Cash flows from investing activities:
Purchase of property and equipment	(255)	(413)
Purchase of investments	(56,619)	(46,357)
Proceeds from maturities of investments	19,919	54,149
Net cash provided by (used in) investing activities	(36,955)	7,379

Cash flows from financing activities:
Proceeds from exercise of stock options	95	354
Repurchases of common stock upon release of stock awards	(837)	(923)
Net cash used in financing activities	(742)	(569)

Net increase (decrease) in cash and cash equivalents	(28,458)	17,498
Cash and cash equivalents at beginning of period	44,485	27,177
Cash and cash equivalents at end of period	$16,027	$44,675

Supplemental disclosure of non-cash investing and financing activity:
Gross issuance of restricted stock awards	$3,933	$3,773
Accrued equipment purchase costs	56	$19

See accompanying notes to condensed unaudited consolidated financial statements.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

The Company

Techwell, Inc. (“Techwell” or the “Company”) was incorporated in California in 1997 and reincorporated in Delaware in 2006. The Company is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets: security surveillance and automotive infotainment.

The Company’s headquarters is located in San Jose, California.  The Company’s international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan. These offices provide marketing support to customers. The China and Japan offices are also involved in product development.

The Company has evaluated subsequent events through the date and time the financial statements were issued on November 6, 2009.

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

In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or for any other future period.

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

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on available-for-sale investments. The change in unrealized gains on investments for the three and nine months ended September, 2009 was an increase of $0.1 million and $0.2 million, respectively. The change in unrealized losses for the three and nine months ended September 30, 2008 was an increase of $0.4 million and $0.8 million, respectively. Total comprehensive income for the three and nine months ended September 30, 2009 was $1.1 million and $0.1 million, respectively. Total comprehensive income for the three and nine months ended September 30, 2008 was $2.1 million and $5.4 million, respectively.

Note 2—Stock-Based Compensation

The Company has equity incentive plans under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. Currently, the Company is granting stock options, restricted stock awards, stock units and stock appreciation rights under its 2006 stock incentive plan (“Plan”) which was adopted by the Board of Directors in November 2005. At September 30, 2009, the total number of shares available for issuance under the Plan was 2.4 million.  Stock options and awards granted under the Plans have a contractual term of up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board of Directors or committee thereof as permissible under the terms of the Plan. At September 30, 2009, 834 shares exercised prior to vesting are subject to repurchase by the Company.

For the three and nine months ended September 30, 2009 and 2008, stock-based compensation expense includes compensation cost related to estimated fair values of stock options and awards granted after January 1, 2006 and stock-based compensation costs based on intrinsic value related to unvested stock options at January 1, 2006.

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$122	$122	$361	$366
Research and development	881	901	2,626	2,453
Selling, general and administrative	816	825	2,442	2,614
Related tax-effect	(888)	(616)	(1,673)	(1,957)
Total costs and expenses	$931	$1,232	$3,756	$3,476

Total compensation cost attributable to activities capitalized into inventory was not significant in any period presented.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3—Net Income (Loss) Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	21,563	21,181	21,476	21,071
Weighted average shares subject to repurchase	(3)	(12)	(5)	(17)
Shares used to calculate basic net income (loss) per share	21,560	21,169	21,471	21,054
Effect of dilutive securities:
Common stock options and restricted awards and unvested common shares subject to repurchase or cancellations	755	911	—	984
Shares used to calculate diluted net income (loss) per share	22,315	22,080	21,471	22,038

For the three months ended September 30, 2009 and 2008, 1.7 million and 1.5 million shares, respectively, associated with stock options and restricted awards outstanding and unvested shares subject to repurchase have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computation as they are anti-dilutive. For the nine months ended September 30, 2009 and 2008, 3.0 million and 1.2 million shares, respectively, associated with stock options and restricted awards outstanding and unvested shares subject to repurchase have been excluded from the weighted-average number of common shares outstanding for the diluted net income (loss) per share computation as they are anti-dilutive.

Note 4—Income Taxes

In accounting for income taxes, the Company is required to estimate its current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that its deferred tax assets will be recovered from future taxable income. As of September 30, 2009, the Company’s total deferred tax assets were principally comprised of research and other credit carryforwards, stock-based compensation and expense accruals.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is currently under examination by the Internal Revenue Service for the tax years 2007 and 2008. The outcome of the examination is not known, and therefore, the Company is unable to estimate the effect of the audit to the Company’s financial position, results of operations or cash flows.

The Company’s effective tax rate is based on the estimated annual effective tax rate. The effective tax rate was 52% and 39% for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate was 112% and 39% for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 2009, the Company had a significant discrete tax expense related to stock-based compensation of approximately $0.5 million that impacted the Company’s effective tax rate. In the three and nine months ended September 30, 2009 and 2008 the effective tax rate differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

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

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2008, the Company entered into an agreement with one of its investment providers, which currently holds its ARS and from whom it had purchased the ARS, to sell, at the Company’s discretion, at par value all of the ARS the Company currently holds back to the investment provider at anytime starting in June 2010. The rights granted under the agreement represent a firm agreement, which is as an agreement with an unrelated party, binding on both parties and legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the time of transaction and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the agreement results in a put option and should be recognized as a free standing asset separate from the ARS. The put option does not meet the definition of a derivative instrument. Therefore, the Company has elected to measure the put option at fair value, based on authoritative guidance which permits an entity to elect the fair value option for recognized financial assets. As a result, realized gains and losses will be included in earnings in the period in which they arise.

In connection with the acceptance of the offer, the Company recorded $1.0 million as the fair value of the put option asset with a corresponding gain to interest income. Additionally, the Company transferred its ARS from investments classified as available-for-sale to trading. The transfer to trading reflects the Company’s intent to exercise the put option, whereas, prior to the agreement, the Company’s intent was to hold the ARS until the market recovered. Upon transfer to trading, the Company recognized a loss of $1.0 million, included in interest income, for the amount of unrealized loss not previously recognized in earnings. As a result of this transfer unrealized gains or losses will be included in earnings in future periods, and the Company anticipates future changes in fair value of the put option will approximate the fair value movement of the related ARS. The net impact of the change in fair value of the ARS and related put option to the Company’s operating results was nil for the three and nine months ended September 30, 2009.

As of September 30, 2009, the entire ARS investment balance of $6.3 million is classified as short-term investments on the condensed unaudited consolidated balance sheet because the sale of the ARS back to the investment provider is expected to occur in June 2010.

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

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

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

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s available-for-sale securities as of September 30, 2009 (in thousands):

			Less than 12 Months	12 Months or Longer
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses	Estimated Fair Value

Money market funds	$9,555	$—	$—	$—	$9,555
Corporate bonds	34,342	276	(9)	—	34,609
Municipal bonds	1,500	7	—	—	1,507
Treasuries and federal agencies	28,631	91	(2)	—	28,720
Commercial paper	2,991	—	—	—	2,991
Total	$77,019	$374	$(11)	$—	$77,382

The following is a summary of the Company’s available-for-sale securities as of December 31, 2008 (in thousands):

			Less than 12 Months	12 Months or Longer
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses	Estimated Fair Value

Money market funds	$33,998	$—	$—	—	$33,998
Corporate bonds	19,710	97	(57)	—	19,750
Treasuries and federal agencies	5,023	103	—	—	5,126
Commercial paper	12,061	26	—	—	12,087
Total	$70,792	$226	$(57)	$—	$70,961

As of September 30, 2009, the unrealized losses on our available-for-sale securities were insignificant in relation to our total available-for-sale securities. Substantially all of our unrealized losses on our available-for-sale investments can be attributed to fair value fluctuations in an unstable credit environment. The Company considers the declines in market value of its available-for-sale securities to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize any other-than-temporary impairment charges on outstanding available-for-sale securities.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The table below represents the fair value hierarchy of the Company’s financial instruments measured at fair value as of September 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$9,555	$9,555	$—	$—
Corporate bonds	34,609	34,609	—	—
Municipal bonds	1,507	1,507
Treasuries and federal agencies	28,720	28,720	—	—
Commercial paper	2,991	2,991	—	—
Put option	785	—	—	785
Auction rate securities	6,315	—	—	6,315
Total	$84,482	$77,382	$—	$7,100
Amount included in:
Cash and cash equivalents	$9,555	$9,555	$—	$—
Short-term investments	48,089	41,774	—	6,315
Long-term investments	26,053	26,053	—	—
Prepaid expenses and other current assets	785	—	—	785
Total	$84,482	$77,382	$—	$7,100

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Put Option	Auction Rate Securities
Balances as of December 31, 2008	$1,101	$5,999
Unrealized gains (losses) included in earnings	(304)	304
Balances as of March 31, 2009	797	6,303
Unrealized gains (losses) included in earnings	(46)	46
Balances as of June 30, 2009	751	6,349
Unrealized gains (losses) included in earnings	34	(34)
Balances as of September 30, 2009	$785	$6,315

Note 6—Details of Certain Balance Sheet Components

	September 30, 2009	December 31, 2008
	(in thousands)
Inventory:
Finished goods	$4,501	$2,750
Work-in-process	2,205	2,030
	$6,706	$4,780

Property and equipment, net:
Equipment	$2,034	$1,888
Software	820	779
Furniture and fixtures	320	308
Leasehold improvements	414	454
	3,588	3,429
Accumulated depreciation and amortization	(2,525)	(2,139)
	$1,063	$1,290

Accrued liabilities:
Accrued compensation	$1,150	$1,168
Accrued inventory purchases	100	104
Customer advance	1,624	—
Legal and professional service fees	170	320
Other	941	525
	$3,985	$2,117

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

The percentage of total revenues by geographic location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
China	53%	41%	51%	35%
South Korea	20	25	22	28
Taiwan	20	29	18	31
Japan	5	3	6	4
United States	1	1	1	1
Other	1	1	2	1
Total revenues	100%	100%	100%	100%

Revenues by product line are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Security surveillance	$13,287	$14,409	$29,129	$38,873
Automotive infotainment	3,172	1,995	7,204	5,655
Consumer	1,543	2,100	4,034	6,356
Other (1)	13	16	25	249
Total revenues	$18,015	$18,520	$40,392	$51,133

(1) Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

The revenues and accounts receivable from customers representing 10% or more of total revenues and accounts receivable are as follows:

	Accounts Receivable at			Revenues
	September 30,		December 31,	Three Months ended September 30,		Nine Months ended September 30,
Customer	2009		2008	2009	2008	2009	2008
A	*	%	21%	38%	37%	37%	32%
B	*		11	*	*	*	*
C	14		*	*	*	*	*
D	11		*	*	*	*	*
E	*		20	*	*	*	*
F	18		*	*	11	*	11
G	13		*	*	*	*	*

* less than 10%

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of long-lived assets by geographic region (in thousands):

	September 30, 2009	December 31, 2008
United States	$873	$1,069
China	63	73
Taiwan	56	79
Japan	36	60
South Korea	35	9
Total	$1,063	$1,290

Note 8—Related Party Transactions

One of the Company’s Board members is a partner in a law firm that provides services to the Company. The Company incurred fees of nil and $8,000 from this law firm for legal services in the three months ended September 30, 2009 and 2008, respectively. The Company incurred fees of $7,000 and $21,000 from this law firm for legal services in the nine months ended September 30, 2009 and 2008, respectively. The amount payable to this law firm was nil and $8,000 at September 30, 2009 and December 31, 2008, respectively.

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

Note 10—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities effective January 1, 2008 and the provisions of the guidance for non-financial assets and non-financial liabilities effective January 1, 2009. The application of the guidance to non-financial assets and non-financial liabilities did not have an impact on the condensed unaudited consolidated financial position, results of operations or cash flows.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of the guidance to any acquisitions occurring subsequent to January 1, 2009.

TECHWELL, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. The guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of this guidance at the time of any such acquisition.

In April 2009, the FASB issued three related authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly, recognition and presentation of other-than-temporary impairments and interim disclosures about fair value of financial instruments, which are effective for interim and annual periods ending after June 15, 2009. These authoritative guidance provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price, modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether an investment in debt security is other-than-temporarily impaired, and enhances the disclosure of instruments for both interim and annual periods. Effective April 1, 2009, the Company adopted the provisions of the guidance. The adoption of the three guidance did not have an impact on the condensed unaudited consolidated financial position, results of operations or cash flows.

Note 11—Subsequent Events

On October 9, 2009, the Company acquired substantially all of the assets of a development stage company based in China. The purchase price for the acquisition was $4.2 million, less assumed liabilities of approximately $0.8 million.. The Company paid the purchase price in cash and agreed to make restricted stock awards, which will vest over four years, to employees in connection with their new employment with the Company. The acquired company is focused on developing video solutions for the security surveillance market. As part of the purchase agreement, the Company extended employment offers to approximately 40 employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 and our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

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

Our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenues. We generated revenues from the sale of over 25 different products in the quarter ended September 30, 2009.

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

Although our revenues have grown rapidly since 2004, we do not expect to achieve similar growth rates in the future. We currently expect to increase our expense levels in the future to support increased research and development efforts in order to bring new products to our primary markets. These expenditures may not result in increased revenue or profitability in the future. In addition, our ability to increase our revenues will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. Although we believe our two primary markets will experience growth in the next few years, actual growth of these markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our two primary markets, can cause our revenue growth to be inconsistent.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to 24 months until production begins, depending on the product’s complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer’s application for an extended period. Our sales cycle typically ranges from six to 24 months. Due to the length of our product development and sales cycle, the majority of our revenues for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenues are not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, and to original design manufacturers, or ODMs. For the nine months ended September 30, 2009, we derived 76% of our revenues from products sold to distributors and 24% from products sold to OEMs or ODMs. For the year ended December 31, 2008, we derived 79% of our revenues from products sold to distributors and 21% from products sold to OEMs or ODMs.  Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

We received an aggregate of 75% and 80% of our revenues from our ten largest customers for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, Lacewood International Corporation, or Lacewood, a distributor, accounted for 38% of our revenues. For the three months ended September 30, 2008, Lacewood and AV Tech Corporation, or AV Tech, accounted for 37% and 11% of our revenues, respectively. For the nine months ended September 30, 2009, Lacewood accounted for 37% of our revenues. For the nine months ended September 30, 2008, Lacewood and AV Tech accounted for 32% and 11% of our revenues, respectively.

We derive substantially all of our revenues from sales to foreign customers, particularly in Asia, which sales accounted for 97% and 98% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. The table below indicates the percentage of total revenues by geographic location for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
China	53%	41%	51%	35%
South Korea	20	25	22	28
Taiwan	20	29	18	31
Japan	5	3	6	4
United States	1	1	1	1
Other	1	1	2	1
Total revenues	100%	100%	100%	100%

We received 51% and 35% of our revenues from China in the nine months ended September 30, 2009 and 2008, respectively.  The percentage increase between 2009 and 2008 was primarily due to an increase in revenue from our security surveillance customers in China who are benefitting from the relative strength in the Chinese domestic economy. We received 18% and 31% of our revenues from Taiwan in the nine months ended September 30, 2009 and 2008, respectively.  The decrease was primarily due to a decline in revenues from consumer markets, whose products were primarily sold to customers in Taiwan.

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

At September 30, 2009, we had two international subsidiaries, one in Japan and one in China. We also have two international branches, one in South Korea and one in Taiwan. At September 30, 2009, 64 of our 165 employees were located in our international subsidiaries and branch offices. Our China and Japan subsidiaries are involved in both product development and technical marketing support. Our Taiwan and Korea branches primarily provide technical marketing support.

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

Fair Value Measurements.  Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting guidance.  The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the fair value hierarchy, and Note 5 to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for inputs to valuation techniques and fair value measurements of financial assets carried at fair value.

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

Accounting for Income Taxes.   In accounting for income taxes, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. At September 30, 2009, our total deferred tax assets were principally comprised of research and other credit carryforwards, stock-based compensation and expense accruals.

We assess the recoverability of our deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from future taxable income, we considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of September 30, 2009, we believe that our predictable strong earnings provide ample evidence that no valuation allowance is required at this time as it is more likely than not the deferred tax assets will be realized in the future.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the tax years 2007 and 2008. The outcome of the examination is not known, and therefore, we are unable to estimate the effect of the audit to our financial position, results of operations or cash flows.

Stock-Based Compensation.   For the three and nine months ended September 30, 2009 and 2008, stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted after January 1, 2006 and compensation costs related to unvested stock options at January 1, 2006 based on the intrinsic values.

For options granted after January 1, 2006, we use the straight-line method for expense attribution. For options granted prior to January 1, 2006, we use the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options.

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. The expected term assumption calculation was based on historical data as adjusted for any changes in future expectations. We relied exclusively on historical volatility in the expected volatility assumption calculation since we do not have any publicly traded options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option and the estimated forfeiture rate is based on our historical forfeiture experience.

The following assumptions are used to value stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	4.34	4.28	4.34	4.28
Risk-free interest rate	2.01%	2.79%	1.52 – 2.01%	2.57 – 2.86%
Expected volatility	53.00%	51.00%	53.00 – 54.00%	51.00 – 64.00%
Expected dividend	—	—	—	—

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

Results of Operations

The following table is derived from our selected financial data and sets forth our historical operating results as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	39.1	37.0	39.6	38.0
Gross profit	60.9	63.0	60.4	62.0
Operating expenses:
Research and development*	29.3	24.0	34.4	23.9
Selling, general and administrative*	21.3	19.3	27.4	21.5
Total operating expenses	50.6	43.3	61.8	45.4
Income (loss) from operations	10.3	19.7	(1.4)	16.6
Interest income	2.0	2.7	2.6	3.5
Income before income taxes	12.3	22.4	1.2	20.1
Income tax provision	6.4	8.8	1.3	7.9
Net income (loss)	5.9%	13.6%	(0.1)%	12.2%

* Percentages include stock-based compensation

The following table indicates the percentage of stock-based compensation attributed to each item as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	0.7%	0.7%	0.9%	0.7%
Research and development	4.9	4.9	6.5	4.8
Selling, general and administrative	4.5	4.5	6.0	5.1

Revenues by product line are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Security surveillance	$13,287	$14,409	$29,129	$38,873
Automotive infotainment	3,172	1,995	7,204	5,655
Consumer	1,543	2,100	4,034	6,356
Other (1)	13	16	25	249
Total revenues	$18,015	$18,520	$40,392	$51,133

(1) Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparisons of the Three Months Ended September 30, 2009 and 2008

Revenues.   Our revenues consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, automotive infotainment and consumer. All of our sales are denominated in U.S. dollars.

Revenues were $18.0 million for the three months ended September 30, 2009 and $18.5 million for the three months ended September 30, 2008, a decrease of 3% due to a general decrease in demand for our security surveillance and consumer products primarily as a result of current economic conditions, partially offset by an increase in demand for our automotive infotainment products.  Revenues from our security surveillance products decreased $1.1 million, or 8%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Revenues from of our automotive infotainment products increased $1.2 million, or 59%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to previously awarded design wins with customers increasingly moving into volume production. Revenues from consumer products decreased $0.6 million, or 27%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

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

Gross profit was $11.0 million and $11.7 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of 6%. Gross margin was 61% for the three months ended September 30, 2009 decreasing from 63% for the three months ended September 30, 2008 due to production variances and changes in product mix.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.1 million in the three months ended September 30, 2009 and 2008.

Research and Development Expenses.  Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in developing new products and headcount to support our development efforts.

Research and development expenses were $5.3 million, or 29% of revenues, for the three months ended September 30, 2009 and $4.4 million, or 24% of revenues, for the three months ended September 30, 2008, an increase of 19%. The increase in research and development expenses was primarily attributable to increased tape-out expenses of $0.8 million as a result of our development of new products and our migration to smaller geometry process technologies.

We incurred stock-based compensation expense associated with research and development personnel of $0.9 million in the three months ended September 30, 2009 and 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to remain relatively constant in absolute dollars throughout the rest of fiscal 2009.

Selling, general and administrative expenses were $3.8 million, or 21% of revenues, for the three months ended September 30, 2009 and $3.6 million, or 19% of revenues, for the three months ended September 30, 2008, an increase of 7%. The increase in selling, general and administrative expenses was primarily due to increased professional service expenses of $0.5 million, primarily for legal and accounting services, partially offset by a decrease in compensation-related expenses of $0.1 million.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $0.8 million in the three months ended September 30, 2009 and 2008.

Interest Income.  Interest income was $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of 30%. The decrease was primarily due to lower rates of returns on our cash equivalents and investments partially offset by higher cash equivalents and investment balances.

Provision for Income Taxes.  Our provision for income taxes was $1.2 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate was 52% and 39% for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate for the three months ended September 30, 2009 and 2008 differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

Comparisons of the Nine Months Ended September 30, 2009 and 2008

Revenues.   Revenues were $40.4 million for the nine months ended September 30, 2009 and $51.1 million for the nine months ended September 30, 2008, a decrease of 21% due to a general decrease in demand for our security surveillance and consumer products primarily as a result of current economic conditions, partially offset by an increase in demand for our automotive infotainment products.  Revenues from our security surveillance products decreased $9.7 million, or 25%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Revenues from of our automotive infotainment products increased $1.5 million, or 27%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to previously awarded design wins with customers increasingly moving into volume production. Revenues from consumer products decreased $2.3 million, or 37%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Other revenues decreased by $0.2 million, or 90%, in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008.

Gross Profit and Gross Margin.  Gross profit was $24.4 million and $31.7 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 23%. Gross margin was 60% for the nine months ended September 30, 2009 decreasing from 62% for the nine months ended September 30, 2008 due to production variances and changes in product mix.

We incurred stock-based compensation included in cost of revenues associated with outsourced manufacturing support and quality assurance personnel of $0.4 million in the nine months ended September 30, 2009 and 2008.

Research and Development Expenses.  Research and development expenses were $13.9 million, or 34% of revenues, for the nine months ended September 30, 2009 and $12.2 million, or 24% of revenues, for the nine months ended September 30, 2008, an increase of 14%. The increase in research and development expenses was primarily attributable to an increase of $1.0 million of tape-out expenses as a result of our development of new products and our migration to smaller geometry process technologies and increased compensation-related expenses of $0.8 million, reflecting both increases in stock-based compensation and in headcount to support the development of new products and technologies.

We incurred stock-based compensation expense associated with research and development personnel of $2.6 million and $2.5 million in the nine months ended September 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $11.1 million, or 27% of revenues, for the nine months ended September 30, 2009 and $11.0 million, or 22% of revenues, for the nine months ended September 30, 2008, an increase of 1%.

We incurred stock-based compensation expense associated with selling, general and administrative personnel of $2.4 million and $2.6 million in the nine months ended September 30, 2009 and 2008, respectively.

Interest Income.  Interest income was $1.1 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 41%. The decrease was primarily due to lower rates of returns on our cash equivalents and investments partially offset by higher cash equivalents and investment balances.

Provision for Income Taxes.  Our provision for income taxes was $0.5 million and $4.1 million in the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate was 112% and 39% for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 2009, we had a significant discrete tax expense related to stock-based compensation of approximately $0.5 million that impacted our effective tax rate. The effective tax rate for the nine months ended September 30, 2009 and 2008 differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and cash flow generated by our operations. Our cash and cash equivalents and short-term and long-term investments were $90.2 million as of September 30, 2009.

Net cash from operating activities

Net cash provided by operating activities was $9.2 million in the nine months ended September 30, 2009. The net cash provided by operating activities in the nine months ended September 30, 2009 was primarily due to non-cash charges for stock-based compensation of $5.4 million, an increase in accounts payable of $2.2 million due to timing of purchases, an increase in accrued liabilities of $1.9 million due to increases in customer advances and a decrease in accounts receivable of $1.0 million due to timing of customer collections. These were partially offset by an increase in inventory of $1.9 million due to increased purchases.

Net cash provided by operating activities was $10.7 million in the nine months ended September 30, 2008. The net cash provided by our operating activities in the nine months ended September 30, 2008 was primarily due to our net income of $6.2 million and non-cash charges for stock-based compensation of $5.4 million. These were partially offset by an increase in inventory of $1.3 million attributable to the growth in our revenue during this period.

Net cash from investing activities

Net cash used in investing activities was $37.0 million in the nine months ended September 30, 2009 due to the purchases of our investments of $56.6 million partially offset by maturities of our investments of $19.9 million.

Net cash provided by our investing activities was $7.4 million in the nine months ended September 30, 2008 due to the maturities of our investments of $54.1 million partially offset by purchases of short and long-term investments of $46.4 million and capital expenditures of $0.4 million.

Net cash from financing activities

Net cash used in financing activities was $0.7 million in the nine months ended September 30, 2009 due to repurchases of common stock upon release of restricted stock awards.

Net cash used in financing activities was $0.6 million in the nine months ended September 30, 2008 due to repurchases of common stock upon release of restricted stock awards partially offset by proceeds from the exercise of stock options.

At September 30, 2009, we held $6.3 million of investments with an auction reset feature, which are referred to as auction rate securities, or ARS, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS, and there is no assurance that successful auctions of any ARS in our investment portfolio will occur in the future. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, and continue to be rated AAA, the highest rating, by a rating agency.

During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds all of our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value all of the ARS we currently hold back to the investment provider at anytime starting in June 2010. Our ability to liquidate our ARS investment and fully recover the carrying value of our investment in the near term may be limited or not-existent. We have classified these ARS investments as short-term investments because our sale of the ARS back to the investment provider is expected to occur in June 2010. We are continuing to evaluate the credit quality, classification and valuation of our ARS, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential near term lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations

The following table identifies our commitments to settle contractual obligations as of September 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Minimum lease commitments	$1,656	$683	$909	$64
Purchase commitments	2,880	2,880	—	—
Total commitments	$4,536	$3,563	$909	$64

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

At September 30, 2009, we held $6.3 million of investments with an auction reset feature (ARS), whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase and are still rated AAA as of September 30, 2009, the highest rating, by a rating agency. During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds all of our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value the ARS we currently hold back to the investment provider at anytime starting in June 2010. We have classified our ARS investment as a short-term investment on the condensed unaudited consolidated balance sheet because the sale of the ARS back to our investment provider is expected to occur in June 2010.  Refer to Note 5 to our condensed unaudited consolidated financial statements for additional discussions regarding our ARS and related put option.

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

•                     uncertain demand in our two primary end markets for our products;

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

We incurred a net loss for the nine months ended September 30, 2009, and may not return to profitability in the future, which may cause the market price of our common stock to decline.

We first became profitable in the second quarter of 2005. We incurred significant net losses prior to that quarter and incurred a net loss for the nine months ended September 30, 2009. To return to profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will be at or near the current statutory tax rate, which is higher than our average historical annual effective tax rate, which has been less than 10% of our pre-tax income since our inception. This will harm our future financial results and negatively impact our profitability. We may not be able to return to profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

The demand for our products is affected by general economic conditions, which could impact our business.

The United States and international economies are currently experiencing a period of economic downturn. The timing of sustained economic recovery, if any, is uncertain. In addition, terrorist acts and similar events, turmoil in the Middle East or war in general, could contribute to a slowdown of the market demand for our products. If the economy continues to slow down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results. Our business has been adversely affected by the current economic downturn. Demand for our products has suffered as customers delay purchasing decisions or change or reduce their discretionary spending.

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

Our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. For the three and nine months ended September 30, 2009, 74% and 72% of our revenues, respectively, was derived from the sale of our products designed for the security surveillance market. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive infotainment market and devoted substantial resources to the development of products for digital video applications that address this market. If we are not successful in selling our products into this market, or if the automotive infotainment industry in general continues to experience weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

Our business is subject to seasonality as a result of our target markets and the location of our customers. We sell a significant number of our semiconductors to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. For the three and nine months ended September 30, 2009, 93% and 91% of our revenues, respectively, was attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday.

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

Our revenues increased 109% in 2005 from 2004 and 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenues increased 11% in 2007 from 2006 and 13% in 2008 compared to 2007 and decreased 21% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

We have pursued and may continue to pursue acquisitions of, or investments in, complementary technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not successfully addressed, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert management’s attention and require considerable cash outlays at the expense of existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes in our tax rates will affect our future results.

Our future effective tax rates will be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to take advantage of the available tax planning strategies and the availability of tax credits. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, when and if they occur, could harm our financial condition.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing efforts, which resulted in increasing our headcount from 96 employees at the end of 2006 to 165 employees at September 30, 2009. As a result of a recent acquisition, we added approximately 40 employees in October 2009. To manage our growth successfully, we believe we must effectively:

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

The percentage of our revenues attributable to sales to customers in Asia was 97% and 98% for the nine months ended September 30, 2009 and 2008, respectively. We expect that revenues from customers in Asia will continue to account for substantially all of our revenues. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Currently, we maintain international sales offices in Asia, and we rely on a network of third-party sales representatives to sell our products internationally. We have offices in China, Japan, Taiwan and South Korea, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors primarily located in Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

We primarily sell our products through a limited number of distributors, and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenues in the past. Sales to our distributors represented 76% and 77% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, Lacewood International Corporation accounted for 37% of our revenues.

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

The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. For example, in the three months ended September 30, 2009, the closing price of our stock ranged from a low of $8.03 on July 7, 2009 to a high of $11.09 on September 28, 2009. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of management’s attention and resources.

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

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At September 30, 2009, we had 21.6 million shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

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

Certain provisions of Delaware law, our corporate charter and bylaws and our shareholder rights plan contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

Date: November 6, 2009	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Date: November 6, 2009	/s/ Mark Voll
Mark Voll
Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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