Form 10-K
period 2009-12-31
TECHWELL INC
filed 2010-03-24
CIK 1171529

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2009 as reported by the NASDAQ Global Market on that date, was $134,229,739.

         Number of shares of the registrant's common stock outstanding as of February 28, 2010: 22,133,012, at $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2009 in connection with the solicitation of proxies for the Registrant's 2010 Annual Meeting of Stockholders.

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. These statements can often be identified by the use of forward-looking terminology such as "expects," "believes," "intends," "anticipates," "estimates," "plans," "may," or "will," or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to the source of our revenue, our ability to generate revenue, our ability to sustain our growth rate and profitability, expected growth in our target markets and application-specific products, our expectation regarding the increase in certain expenses, our cash needs, our capital requirements, our market risk sensitivity, our business and product strategies, our anticipated tax rate, industry trends and our anticipation that developments in our technologies and new products will increase our target market share.

        These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to, fluctuations in our revenue and operating results, our ability to sustain profitability, the demand for our products in our target markets, our ability to compete, our dependence on key and highly skilled personnel, the ability to develop new products and to enhance our existing products, the continued seasonality of our business due to our target markets and location of our customers, our ability to integrate businesses that we may acquire, our ability to estimate and predict customer demand, economic volatility in either domestic or foreign markets, the impact of any change in United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, the length of our sales cycle and reliance on distributors, our ability to protect our intellectual property, the cyclical nature of the semiconductor industry, our ability to raise capital, the potential volatility of our stock, the outcome of future litigation and the other risks set forth under Item 1A. "Risk Factors." Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        In this report all references to "Techwell," "we," "us" or "our" mean Techwell, Inc.

        Techwell is our registered trademark. We also refer to trademarks of other corporations and organizations in this Form 10-K.

 PART I

ITEM 1.    Business

Overview

        We are a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets, security surveillance and automotive infotainment. We design application-specific products for these markets that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. We believe this application-specific product strategy allows us to better address varying customer requirements and fully leverage our technology capabilities within our two core markets. Our semiconductors are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality under a wide range of signal conditions, enable high levels of integration and are cost-effective.

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

        Applications such as navigation, DVD entertainment, enhanced driver information systems and backup cameras are causing the proliferation of in-car LCD displays in the automotive infotainment market. These displays are capable of displaying video and graphics signals from a variety of sources, including navigation systems, DVDs, game consoles, TV tuners and cameras. In addition to being incorporated into new automobiles by manufacturers, these systems are also increasingly being purchased by consumers in the aftermarket.

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

        Advanced Analog Design Capability.    As a result of our advanced analog design capability, we have developed multiple technologies that enable analog video signals to be processed digitally. One of the key analog technologies we have developed internally is our high performance, cost-effective and low power analog front-end that conditions and converts analog video signals into a digital format. The multiple core functions performed within our analog front-end are anti-aliasing filtering, automatic gain control signal clamping and analog to digital conversion. Other key analog technologies we have developed internally are phase lock loops, high frequency and sigma delta analog to digital converters, video and audio digital to analog converters and low voltage differential signaling.

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

        High Levels of Integration.    We integrate our analog conversion and digital processing technologies into a single semiconductor. For example, in the security surveillance market, we integrate multiple video decoders and a system controller into a single highly integrated semiconductor, allowing for increased functionality and enabling our customers to reduce system-level costs significantly. Similarly, in the automotive infotainment market, we integrate a video decoder, display processor and a timing controller into a single semiconductor, also enabling our customers to reduce system-level costs.

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

        Target Multiple High Growth Digital Video Applications.    We address a number of digital video applications in the security surveillance and automotive infotainment markets that provide us with multiple high growth opportunities. Our products are incorporated into numerous security surveillance applications, including embedded digital video recorders, or DVRs, networked video recorders, or NVRs, and multiplexers. Our products are also incorporated into numerous automotive infotainment applications such as rear seat entertainment, front console navigation and rear view mirror displays.

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

        We have also developed a new technology that will enable full high definition display using the existing coaxial infrastructure that currently enables standard definition display. We are now in the process of productizing the technology for use by customers supplying DVR and camera components to the security surveillance market.

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

Products

        We design, market and sell mixed signal semiconductor products that enable the conversion of analog video signals to digital form and perform advanced digital video processing to facilitate the display, storage and transport of video content. Historically, we classified our initial products as general purpose products in that they serviced multiple markets. In the process of supplying products to these markets, we developed specific knowledge regarding the requirements for certain markets. We then concentrated our development efforts on video applications within a limited number of target markets. Today, our application-specific products include products specifically designed for security surveillance systems and automotive infotainment displays. We intend to continue to develop new generations of products for each of these application-specific product lines. To a lesser extent, we continue to design, market and sell general purpose video decoders for applications in consumer products. Accordingly, we classify our products in three primary lines: security surveillance, automotive infotainment and consumer.

        Security Surveillance.    Our security surveillance products integrate important functions required to display, store and transport analog video signals from security surveillance cameras. For example, we integrate multiple video decoders into a single semiconductor. As a result, this semiconductor is able to receive and decode analog video signals from multiple cameras into a standard digital format. In addition, we integrate a multiplexer, a key technology required to combine multiple video signals into a single video signal, and a display processor, a key technology required to display multiple video channels. In December 2008, we introduced a new security surveillance product which includes a 16 channel multiplexer and supports the display of multiple standard definition and high definition video sources. We currently sell our security surveillance products to customers for use in numerous applications including DVRs, PC-based DVRs, NVRs and multiplexers.

        Automotive Infotainment.    Our automotive infotainment display products integrate important functions required to display popular analog video, high definition video and PC graphics signals on a LCD display. These key functions include a video decoder, deinterlacer and scaler. In addition, our newer generation LCD display products integrate a timing controller to interface directly with certain types of LCD displays and image enhancement functionality to improve overall video quality. In January 2008, we announced the introduction of five new LCD display processors designed for the automotive end market. These new products are designed to offer our customers a comprehensive set of capabilities including advanced image processing, an integrated programmable timing controller and multiple analog and digital video inputs.

        Consumer.    Our consumer video decoder products are high performance mixed signal semiconductors that decode analog TV broadcast signals, including NTSC, PAL and SECAM, and popular analog video signals, including composite, S-Video, component and SCART, into a standard digital format. Our video decoder products integrate proprietary sync processing, color demodulating and digital 2D and 3D comb filtering, which are the key technologies required for high performance video decoding. We offer a broad range of video decoder products at various price points and with varying features.

        The following table summarizes the features and diverse applications of our primary product lines:

Product Line	Key Features	Target Applications
Security Surveillance	• Integrates four NTSC and PAL video decoders • Incorporates motion detection, scaling and/or audio analog to digital converters • Integrates a multiplexer and a MJPEG video CODEC	Embedded DVR, PC based DVR, NVR and multiplexer

Automotive Infotainment

•       Integrates NTSC, PAL, SECAM video decoder, deinterlacer, scaler, timing controller and image enhancement

•       Supports composite, component, S-video and SCART video formats

•       Incorporates image enhancement and analog and digital timing controller

In-car LCD display, including front console, rear seat and rear view mirror displays

Consumer

•       Supports NTSC, PAL and SECAM analog TV broadcast formats

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

        We have also developed a technology that will enable full high definition display using the existing coaxial infrastructure that currently enables standard definition display. We are now in the process of productizing the technology for use by customers supplying DVR and camera components to the security surveillance market.

Customers

        We principally sell our products to distributors who, in turn, sell to OEMs, original design manufacturers, or ODMs, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to OEMs and ODMs. ODMs typically design and manufacture electronic products to sell to OEMs. In 2009, 2008 and 2007, our largest customers have been distributors, who typically support multiple OEMs and ODMS. In 2009, 2008 and 2007, our largest customer was Lacewood International Corporation, or Lacewood, our largest distributor in China, who accounted for 35%, 34% and 22% of our revenue, respectively. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, and to promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 30 days notice and do not require price protection. Our direct sales to OEMs and ODMs are accomplished through purchase orders.

        Substantially all of our sales are to customers in Asia, which sales accounted for approximately 97%, 98% and 98% of our revenue in 2009, 2008 and 2007, respectively. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
China	54%	37%	26%
South Korea	21	27	29
Taiwan	16	29	40
Japan	6	5	3
Other	3	2	2

Total revenue	100%	100%	100%

Sales and Marketing

        We sell our products worldwide through multiple channels, utilizing our direct sales force and applications engineering staff and our network of domestic and international independent distributors as well as OEMs and ODMs who are supported by our independent sales representatives. Each of these sales channels is supported by our customer service and marketing organizations. We have marketing and customer support personnel in the United States as well as China, Japan, South Korea and Taiwan. We intend to expand our sales and support capabilities and our network of independent distributors and sales representatives in key regions domestically and internationally.

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

Backlog

        Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers that have not yet shipped. Historically, management has not used backlog as an indicator of future business. As our order lead times may vary and as industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not necessarily a good indicator of future sales. In addition, a substantial portion of our quarterly revenue typically depends on orders booked and shipped in that quarter.

Research and Development

        Our research and development efforts are focused on the development of new technologies for our application-specific product lines. As of December 31 2009, we had 114 persons engaged in research and development. Our research and development expense was $19.6 million, $17.1 million and $12.3 million in 2009, 2008 and 2007, respectively.

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

        Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our video decoding architecture and other mixed signal technologies. As of December 31, 2009, we had two issued patents and eleven patent applications pending in the United States and seven patent applications pending in foreign jurisdictions. These patents and patent applications cover aspects of the technology in the semiconductors we currently design and market, including a patent for our video decoding architecture. Our issued patents have expiration dates ranging from January 9, 2029 to November 11, 2029. Patents that we currently own do not cover all of the semiconductors that we presently design and market. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

        Semiconductor Fabrication.    We currently outsource our semiconductor manufacturing primarily to Taiwan Semiconductor Manufacturing Company, or TSMC. We work closely with TSMC to forecast on a monthly basis our manufacturing capacity requirements. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. Our products are manufactured using CMOS process technology. The processes we select permit us to engage independent silicon foundries to fabricate our integrated circuits. By subcontracting our manufacturing requirements, we can focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities. Nevertheless, because we do not have a formal, long-term pricing agreement with TSMC, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with TSMC to increase yields, lower manufacturing costs and improve quality. Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering. As a result, we are responsible for the complete functional and parametric performance testing of our devices, including quality. We employ an operations and quality organization to work very closely with our semiconductor wafer manufacturers. We also arrange with our foundries to have online work-in-process control.

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

        Quality Assurance.    We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design. We prequalify each assembly and foundry subcontractor. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels.

        All of our principal independent foundries and package assembly facilities are currently ISO 9001 certified.

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

Employees

        As of December 31, 2009, we employed 206 full-time employees, including 114 in research and development, 56 in sales, marketing and support, 19 in operations and 17 in general and administration. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Available Information

        We were incorporated in California in 1997 and reincorporated in Delaware in 2006. The mailing address of our headquarters is 408 E. Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 435-3888. Our website is www.techwellinc.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Executive Officers and Other Key Employees

        The following table shows information about our executive officers and other key employees as of February 28, 2010:

Name	Age	Position
Fumihiro Kozato	50	President, Chief Executive Officer and Director
Mark Voll	55	Vice President of Finance and Administration and Chief Financial Officer
Dr. Feng Kuo	52	Senior Vice President and Chief Technical Officer
Dong Wook (David) Nam	42	Vice President of Sales and Marketing
Joe Kamei	53	Vice President of Operations

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

        Dr. Feng Kuo has served as our vice president of engineering from 1998 to 2000, our chief technical officer since 2000 and our senior vice president and chief technical officer since 2009. From 1994 to 1996, Dr. Kuo was the vice president of engineering of Sigmax Technologies, Inc., a CD-ROM controller chip development company. From 1991 to 1994, Dr. Kuo was a design manager at S-MOS systems, a Seiko Epson Corporation affiliated company responsible for semiconductor development and silicon foundry service. Dr. Kuo holds a B.S. in electrical engineering from National Taiwan University and an M.S. and Ph.D. from Stony Brook University of New York.

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

        Joe Kamei has served as our vice president of operations since July 2007 and our director of operations from May 2000 to June 2006. From 1998 to 2000, Mr. Kamei was a manager at Kanematsu USA Inc., a Japanese general trading company. From 1991 to 1998, Mr. Kamei was an engineering manager at Ricoh Co., Ltd., a global manufacturer of office automation equipment. Mr. Kamei holds a B.S. of precise machinery engineering from Tokyo University.

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

We may not sustain or increase profitability in the future, which may cause the market price of our common stock to decline.

        To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development efforts. These expenditures may not result in increased revenue or customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will be at or near the current statutory tax rate, which is higher than our average historical annual effective tax rate. This will harm our future financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our common stock to decline.

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

        Our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. In 2009, 70% of our revenue was derived from the sale of our products designed for the security surveillance market. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive infotainment market and devoted substantial resources to the development of products for digital video applications that address this market. If we are not successful in selling our products into this market, or if the automotive infotainment industry in general continues to experience weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

        We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products and harm the market's perception of us. We believe that our future success is highly dependent on the contributions of Fumihiro Kozato, our president and chief executive officer, and Dr. Feng Kuo, our senior vice president and chief technical officer. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

If we fail to develop, in a timely manner, or at all, technologies that address the demands of a shift from analog video signals to digital video signals, our operating results could suffer.

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

Our business is subject to seasonality, which is likely to cause our revenue to fluctuate.

        Our business is subject to seasonality as a result of the location of our customers. We sell a significant number of our semiconductors to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday, also referred to as Chinese New Year. Typically, our foreign offices and those of our customers are closed for a week or more during the extended holiday period. In 2009, 91% of our revenue was attributable to customers located in regions that observe the Lunar New Year holiday. As a result, we typically experience fluctuations in our first calendar quarter due in part to a slowing of business activity around the period of the Lunar New Year holiday.

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

We do not expect to sustain the growth rate of our recent revenue.

        Our revenue increased 109% in 2005 from 2004 and 49% in 2006 from 2005. We do not expect to achieve similar growth rates in future periods. For example, our revenue increased 11% in 2007 from 2006 and 13% in 2008 compared to 2007 and decreased 7% in the 2009 compared to 2008. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline and we may not have adequate financial resources to execute our business objectives.

We may pursue acquisitions or investments in complementary technologies and businesses, which could harm our operating results and may disrupt our business.

        We have pursued and may continue to pursue acquisitions of, or investments in, complementary technologies and businesses. For example, we acquired substantially all of the assets of a development stage company in October 2009. Acquisitions present a number of potential risks and challenges that could, if not successfully addressed, disrupt our business operations, increase our operating costs and reduce the value to us of the acquired company. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert management's attention and require considerable cash outlays at the expense of existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

        We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing efforts, which resulted in increasing our headcount from 96 employees as of December 31, 2006 to 206 employees as of December 31, 2009. To manage our growth successfully, we believe we must effectively:

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

        The percentage of our revenue attributable to sales to customers in Asia was 97%, 98% and 98% in 2009, 2008 and 2007, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

        We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented 72%, 79% and 77% of our revenue in 2009, 2008 and 2007, respectively. In 2009, one of our distributors, Lacewood International Corporation, accounted for 35% of our revenue. We do not have any long-term contractual commitments with our distributors.

        Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current distributors and sales representatives, volume pricing discounts, order cancellations, delays in shipment by one of our major distributors or sales representatives or the failure of our distributors or sales representatives to successfully sell our products.

We face risks associated with doing business in China.

        We derived 54%, 37% and 26% of our revenue in 2009, 2008 and 2007, respectively, from customers located in China and significantly increased our operations in China in October 2009 by hiring 40 employees in Chengdu, China in connection with our purchase of substantially all of the assets of a development stage company. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China's legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

  •
  the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

  •
  restrictions on currency exchange may limit our ability to receive and use our cash effectively; and

  •
  more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China.

        As a result of our growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

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

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes.

        Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the semiconductors we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2009, we had two issued patents in the United States and eleven patent applications pending in the United States and seven applications pending in foreign jurisdictions. These patents and patent applications do not cover all of the semiconductors that we presently manufacture and market. We cannot assure you that any additional patents will be issued. Even if a new patent is issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or file pending applications corresponding to our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide us with competitive advantages.

        We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, current or former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in countries where laws may not protect our proprietary rights as fully as in the United States.

        We cannot assure you that our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers will succeed. Identifying unauthorized use of our products and technologies is difficult and time consuming. We have in the past been engaged in litigation to enforce or defend our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others, including our customers. It is possible that the advent of or developments in such litigation may adversely affect our relationships and agreements with certain customers that are either involved in such litigation or also have business relationships with the party with whom we are engaged in litigation. Such litigation (and the settlement thereof) is very expensive and time consuming. Additionally, any litigation can divert the attention of management and other key employees from the operation of the business, which could negatively impact our business and results of operations.

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

        The trading price of our common stock has experienced wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report on Form 10-K. For example, in 2009, the closing price of our stock ranged from a low of $5.16 on March 5, 2009 to a high of $13.49 on December 29, 2009. In addition, the stock market in general has, and The NASDAQ Global Market and technology companies in particular have, experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against companies that experienced such volatility. This litigation, if instituted against us, regardless of its outcome, could result in substantial costs and a diversion of management's attention and resources.

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

        Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2009, we had 22.0 million shares of common stock outstanding. A substantial portion of these shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

Failure to maintain effective internal controls over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K. Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and identified a material weakness. Please see Item 9A. Controls and Procedures. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

ITEM 1B.    Unresolved Staff Comments

        None.

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

ITEM 4.    Reserved

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        The information required by this item regarding equity compensation plans is set forth under the caption Equity Compensation Plan Information in our 2010 Proxy Statement and is incorporated herein by reference.

        Our common stock began trading on the NASDAQ Global Market on June 21, 2006 under the symbol "TWLL". The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the NASDAQ Global Market.

	Low	High
Year ended December 31, 2008:
First Quarter	$9.11	$10.85
Second Quarter	$10.50	$14.17
Third Quarter	$9.17	$12.44
Fourth Quarter	$5.01	$9.86
Year ended December 31, 2009:
First Quarter	$5.16	$7.18
Second Quarter	$6.05	$8.89
Third Quarter	$8.03	$11.09
Fourth Quarter	$9.42	$13.49

Holders of Record

        As of December 31, 2009, there were approximately 31 stockholders of record.

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

Sales of Unregistered Securities and Purchases of Equity Securities

        During 2009, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Techwell under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison from June 21, 2006 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2009 of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Semiconductor Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Semiconductor Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

Among Techwell, Inc, The NASDAQ Composite Index
And Nasdaq Semiconductor Index

*
$100 invested on 6/21/06 in stock & 5/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2009 and 2008 and the selected consolidated statements of operations data for each year ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2007, 2006 and 2005 and the selected consolidated statements of operations data for each year ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Revenue	$63,174	$67,636	$59,887	$53,712	$36,051
Cost of revenue(1)	24,665	25,647	24,200	22,977	17,304

Gross profit	38,509	41,989	35,687	30,735	18,747

Operating expenses:
Research and development(1)	19,603	17,104	12,277	9,183	8,684
Selling, general and administrative(1)	14,916	14,656	12,287	8,702	5,730

Total operating expenses	34,519	31,760	24,564	17,885	14,414

Income from operations	3,990	10,229	11,123	12,850	4,333
Interest income	1,373	2,282	3,089	1,670	368

Income before income taxes	5,363	12,511	14,212	14,520	4,701
Income tax provision (benefit)	1,867	4,724	(518)	1,298	160

Net income	$3,496	$7,787	$14,730	$13,222	$4,541

Net income per share:
Basic	$0.16	$0.37	$0.71	$1.04	$1.14
Diluted	$0.16	$0.35	$0.68	$0.64	$0.25
Weighted average shares used in computing net income per share:
Basic	21,545	21,112	20,772	12,772	3,993
Diluted	22,318	22,067	21,818	20,538	18,434

(1)
Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Cost and Expenses:
Cost of revenue	$483	$492	$297	$117	$31
Research and development	3,939	3,339	1,830	1,100	427
Selling, general and administrative	3,269	3,506	2,423	1,050	442

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,404	$44,485	$27,177	$13,201	$15,982
Short and long-term investments	88,060	36,932	41,223	41,327	804
Working capital	59,540	67,047	65,374	51,473	21,152
Total assets	115,427	97,364	83,737	63,993	25,644
Redeemable convertible preferred stock	—	—	—	—	40,777
Total stockholders' equity (deficit)	103,817	92,904	78,065	57,146	(19,210)

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

        Our business has experienced significant growth primarily as a result of our ability to develop new products, obtain design wins and convert these design wins into revenue. We generated revenue from the sale of over 25 different products in 2009.

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

        Our consumer products are high performance mixed signal semiconductors that decode analog broadcast and video signals, including NTSC, PAL and SECAM, and popular analog video signals, including composite, S-Video, component and SCART, into a standard digital format. Our consumer products integrate proprietary sync processing, color demodulating and digital 2D and 3D comb filtering, which are the key technologies required for high performance video decoding. We offer a broad range of consumer products at various price points and with varying features. We have developed our video decoder products for applications within the consumer markets such as advanced TV, multifunction LCD monitor, DVD recorder and camcorders. In the future, however, we intend to focus our development efforts specifically on applications for the security surveillance and automotive infotainment markets and as a result, we anticipate our consumer revenue will decline over the next several quarters.

        Our other products include early generation mixed signal semiconductors for digital video applications and PCI video decoder products, which are video decoders that utilize peripheral component interconnect, or PCI, technology for personal computer applications.

        We currently expect to increase our expense levels in the future to support increased research and development efforts in order to bring new products to our primary markets. These expenditures may not result in increased revenue or profitability in the future. In addition, our ability to increase our revenue will depend on increased demand for digital video applications in the security surveillance and automotive infotainment markets. Although we believe our two primary markets will experience growth in the next few years, actual growth of these markets is uncertain. In addition, the timing of orders by and shipments to our customers, as well as general trends in our two primary markets, can cause our revenue growth to be inconsistent.

        We undertake significant product development efforts well in advance of a product's release, and in advance of receiving purchase orders from our customers. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to 24 months until production begins, depending on the product's complexity. If we secure a design win, the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the customer's application for an extended period. Our sales cycle typically ranges from six to 24 months. Due to the length of our product development and sales cycle, the majority of our revenue for any period is generally weighted toward products introduced for sale, meaning products for which we commenced placing orders with our manufacturing subcontractors, in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

        As a fabless semiconductor company, we outsource all of our manufacturing, assembly and test functions to third-party vendors primarily located in Taiwan. This business model enables us to reduce our capital expenditures and fixed costs, while focusing our engineering and design resources on our core strength, the design of mixed signal semiconductors for digital video applications.

        We sell our products to distributors that fulfill third-party orders for our products. We also sell directly, using independent sales representatives, to original equipment manufacturers, or OEMs, and to original design manufacturers, or ODMs. In 2009, we derived 72% of our revenue from products sold to distributors and 28% from products sold to OEMs or ODMs. In 2008, we derived 79% of our revenue from products sold to distributors and 21% from products sold to OEMs or ODMs. In 2007, we derived 77% of our revenue from products sold to distributors and 23% from products sold to OEMs or ODMs. Our gross margins have not historically been significantly different between sales to distributors and sales to OEMs or ODMs through orders procured by independent sales representatives. However, our operating profit on sales through orders procured by independent sales representatives can be less due to the payment of commissions to sales representatives which we record as sales and marketing expense.

        We received an aggregate of 69%, 79% and 78% of our revenue from our ten largest customers in 2009, 2008 and 2007, respectively. Lacewood International Corporation, a distributor, accounted for 35%, 34% and 22% of our revenue in 2009, 2008 and 2007 respectively.

        We derive substantially all of our revenue from sales to foreign customers, particularly in Asia, which sales accounted for 97%, 98% and 98% of our revenue in 2009, 2008 and 2007, respectively. The table below indicates the percentage of total revenue by geographic location for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
China	54%	37%	26%
South Korea	21	27	29
Taiwan	16	29	40
Japan	6	5	3
Other	3	2	2

Total revenue	100%	100%	100%

        We received 54%, 37% and 26% of our revenue from China in 2009, 2008 and 2007, respectively. The percentage increase between 2009, 2008 and 2007 was primarily due to an increase in revenue from our security surveillance customers in China who are benefitting from the relative strength in the Chinese domestic economy. We received 16%, 29% and 40% of our revenue from Taiwan in 2009, 2008 and 2007, respectively. The decrease was primarily due to a decline in revenue from consumer markets, whose products were primarily sold to customers in Taiwan.

        We believe that a substantial majority of our revenue will continue to come from customers located in Asia, where most of the electronic devices that use our semiconductors are manufactured. As a result of this regional customer concentration, we may be subject to environmental, economic, cultural and political events as well as other developments that impact our customers in Asia. All of our sales currently are denominated in U.S. dollars. Therefore, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Substantially all of our cost of revenue and a majority of our operating expenses are also denominated in U.S. dollars. As a result, we believe that our overall exposure to foreign exchange risk is low.

        On October 9, 2009, we acquired substantially all of the assets of a development stage company with operations based in China. The purchase price for the acquisition was $3.2 million, less assumed liabilities of approximately $0.7 million. We paid the purchase price in cash and agreed to make restricted stock awards, which will vest over four years, to employees in connection with their new employment with us. The new employees are focused on developing video solutions for the security surveillance market. As part of the purchase agreement, we extended employment offers to approximately 40 employees, substantially all of whom are research and development personnel.

        As of December 31, 2009, we had three international subsidiaries, one in Japan and two in China. We also have two international branches, one in South Korea and one in Taiwan. As of December 31, 2009, 102 of our 206 employees were located in our international subsidiaries and branch offices. Our China and Japan subsidiaries are involved in both product development and technical marketing support. Our Taiwan and Korea branches primarily provide technical marketing support.

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

        We expect our revenue to be lower in the first calendar quarter of each year. The most significant factor for this decline is because most of our semiconductors are sold to customers located in Asia, primarily to customers located in regions who observe the Lunar New Year holiday. Typically, our customers' offices are closed for a week or more during the extended holiday period, which negatively impacts our business during the first calendar quarter of the year. As a result of seasonality associated with our customer concentration in Asia, we expect our revenue to be lower in the first calendar quarter of each year.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to inventory valuations, valuation of investments, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

        We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We recognize revenue when all of the following criterias are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. We do not allow for price protection or stock rotation rights with any of our distributors. If we change our practice and allow stock rotation or price protection in the future, we would have to evaluate the consequences on the timing of our revenue recognition, which could lead to the deferral of the revenue subject to such uncertainties unless reasonable estimates of returns or price reductions can be made at the time of shipment.

        Fair Value Measurements.    Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting guidance. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Refer to Note 2 to our consolidated financial statements for the fair value hierarchy and inputs to valuation techniques and fair value measurements of financial assets carried at fair value.

        Inventory Valuation.    We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. We evaluate inventory for excess and obsolescence and write-down units that are unlikely to be sold based upon a six month demand forecast. This evaluation may take into account matters including expected demand, anticipated sales price, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory write-downs may be required. Once inventory costs are written down, such revised costs are maintained until the product is sold or scrapped. If a unit that has been written down is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write-down, resulting in an increase in gross profit.

        Purchased Intangible Assets.    We evaluate intangible assets for impairment when we believe indicators of impairment exist. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further significant slowdown in the worldwide economy or the semiconductor industry, (iii) any failure to meet the performance projections included in our forecasts of future operating results or (iv) the abandonment of any of our acquired in-process research and development projects.

        Effective January 1, 2009, in-process research and development, or IPR&D, acquired are capitalized. The amounts and useful lives assigned to intangible assets acquired impact the amount and timing of future amortization thereof. IPR&D is considered an indefinite lived asset and will not begin amortization until completed or disposed. Until such events IPR&D is required to be tested annually for impairment by comparing the fair value to the carrying value. Developed technology is amortized using a method that reflects the pattern in which the economic benefit is consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. When necessary, reviews of developed technology are performed to determine whether the carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

        Deferred Taxes and Uncertain Tax Positions.    We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

        Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

        We assess the recoverability of our deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from future taxable income, we considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As of December 31, 2009, we believe that our predictable strong earnings provide ample evidence that no valuation allowance is required at this time as it is more likely than not the deferred tax assets will be realized in the future.

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

        Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

        We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the tax years 2007 and 2008. Management believes that it has adequately provided for any adjustments that may result from this examination, however, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in these tax audits be resolved in a manner not consistent with management's expectations, we will be required to adjust our provision for income tax in the period such resolution occurs.

        Stock-Based Compensation.    All share-based awards, including grants of stock options and restricted stock units, are required to be recognized in our financial statements based upon their respective grant date fair values. The fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. Although we utilize the Black-Scholes model, which meets established requirements, the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

        In 2009, 2008 and 2007, stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted after January 1, 2006 and compensation costs related to awards outstanding at January 1, 2006, such as unvested stock options, that were recognized based on the intrinsic values.

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

        The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. For 2009 and 2008, the expected term assumption calculation was based on historical data as adjusted for any changes in future expectations. For 2007, we used the simplified calculation of expected term. For 2009 and 2008, we relied exclusively on historical volatility for the expected volatility assumption calculation since we do not have any publicly traded options. For 2007, volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us since our stock had been actively trading for only a short period of time. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option and the estimated forfeiture rate is based on historical pre-vest cancellation experience.

        The following assumptions were used to value stock options granted in the periods presented:

	Year Ended December 31,
	2009	2008	2007
Expected term (years)	4.34	4.28	6.08
Risk-free interest rate	1.5–2.0%	1.8–2.9%	4.6–4.8%
Expected volatility	53.0–54.0%	51.0–64.0%	65.1–70.6%
Expected dividend	—	—	—

        Stock-based compensation expense for restricted stock awards is determined using the fair value of our stock on the date of the grant and is recognized on a straight-line basis over the service period.

        Stock-based compensation expense is allocated among cost of revenue, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function. We expect to continue to recognize substantial amounts of stock-based compensation expense relating to our employee stock options and awards in future periods.

        We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Results of Operations

        The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of revenue:

	Year Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue*	39.0	37.9	40.4

Gross profit	61.0	62.1	59.6
Operating expenses:
Research and development*	31.1	25.3	20.5
Selling, general and administrative*	23.6	21.7	20.5

Total operating expenses	54.7	47.0	41.0

Income from operations	6.3	15.1	18.6
Interest income	2.2	3.4	5.2

Income before income taxes	8.5	18.5	23.8
Income tax provision (benefit)	3.0	7.0	(0.9)

Net income	5.5%	11.5%	24.7%

*
Percentages include stock-based compensation

        The following table indicates the percentage of stock-based compensation attributed to each item as a percentage of revenue:

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	0.8%	0.7%	0.5%
Research and development	6.2	4.9	3.1
Selling, general and administrative	5.2	5.2	4.1

        The following table sets forth our revenue by our principal product lines (dollar amounts, in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Security surveillance	$44,512	70.4%	$52,683	77.9%	$40,571	67.8%
Automotive infotainment	12,431	19.7	7,059	10.4	6,015	10.0
Consumer	6,188	9.8	7,636	11.3	12,344	20.6
Other(1)	43	0.1	258	0.4	957	1.6

Total revenue	$63,174	100.0%	$67,636	100.0%	$59,887	100.0%

(1)
Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

Comparisons of the Year Ended December 31, 2009, 2008 and 2007

        Revenue.    Our revenue consist of sales of our mixed signal integrated circuits for digital video applications. We have three principal product lines: security surveillance, automotive infotainment and consumer. All of our sales are denominated in U.S. dollars.

        Revenue was $63.2 million in 2009 and $67.6 million in 2008, a decrease of 7% due to a general decrease in demand for our security surveillance and consumer products primarily as a result of the global economic downturn, partially offset by an increase in demand for our automotive infotainment products. However, total revenue in the last two quarters of 2009 were $40.8 million, an increase of 16% when compared to the same period a year ago. Revenue from our automotive infotainment products increased $5.4 million, or 76%, in 2009 compared to 2008 due primarily to previously awarded design wins with customers increasingly moving into volume production.

        Revenue was $67.6 million in 2008 and $59.9 million in 2007, an increase of 13%. Revenue from our security surveillance products was $52.7 million, an increase of approximately $12.1 million, or 30%, in 2008 compared to 2007, primarily as a result of an increase in sales of our integrated four-in-one security surveillance products. Revenue from our automotive infotainment products was $7.1 million, an increase of $1.0 million, or 17%, in 2008 compared to 2007 primarily due to an increase in demand for vehicles with an in-car LCD displays that utilize our products. Revenue from our consumer products was $7.6 million, a decrease of $4.7 million, or 38%, in 2008 compared to 2007 primarily due to a decrease in demand for our general purpose video decoders. Other revenue decreased to $0.3 million in 2008 compared to $1.0 million in 2007 due primarily to decreased sales of our PCI video decoder products.

        Gross Profit and Gross Margin.    Gross profit is the difference between revenue and cost of revenue, and gross margin represents gross profit as a percentage of revenue. Costs of revenue, also known as costs of goods sold, consists primarily of the cost of processed silicon wafers, costs associated with assembly, test and shipping of our production semiconductors, cost of personnel and related expenses associated with supporting our outsourced manufacturing activities and write-downs for excess and obsolete inventory.

        Gross profit was $38.5 million, $42.0 million and $35.7 million in 2009, 2008 and 2007, respectively.

        Gross margin was 61%, 62% and 60% in 2009, 2008 and 2007, respectively. The decrease in gross margin between 2009 and 2008 is due to production variances and changes in product mix. The increase in gross margin between 2008 and 2007 was primarily due to reduced unit materials and production costs partially attributable to increased volume purchases and the increasing transition of our products to lower process geometries.

        We incurred stock-based compensation included in cost of revenue associated with outsourced manufacturing support and quality assurance personnel of $0.5 million, $0.5 million and $0.3 million in 2009, 2008 and 2007, respectively.

        Research and Development Expenses.    Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We incurred $2.7 million, $2.5 million and $2.2 million of tape-out expenses in 2009, 2008 and 2007, respectively. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in developing new products and headcount to support our development efforts.

        Research and development expenses were $19.6 million, or 31% of revenue, in 2009, $17.1 million, or 25% of revenue, in 2008 and $12.3 million, or 21% of revenue, in 2007. The increase in research and development expenses from 2008 to 2009 of $2.4 million and from 2007 to 2008 of $4.8 million was primarily attributable to increased compensation-related expenses, reflecting both increases in stock-based compensation and in headcount to support the development of new products and technologies.

        We incurred stock-based compensation expense associated with research and development personnel of $3.9 million, $3.3 million and $1.8 million in 2009, 2008 and 2007, respectively. These increases in stock-based compensation expenses were a result of an increase in personnel in research and development.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of compensation and associated costs for marketing, selling and administrative personnel, sales commissions to independent sales representatives, public relations, promotional and other marketing expenses, insurance and fees paid for professional services, travel, depreciation expenses and occupancy costs. Costs associated with audit and tax services, corporate governance and compliance and financial reporting are also included in selling, general and administrative expenses. We expect selling, general and administrative expenses to remain relatively constant in absolute dollars for 2010.

        Selling, general and administrative expenses were $14.9 million, or 24% of revenue, in 2009, $14.7 million, or 22% of revenue, in 2008 and $12.3 million, or 21% of revenue, in 2007. The increase in selling, general and administrative expenses in 2008 over 2007 was attributable to increases of $1.7 million in compensation-related expenses primarily associated with stock-based compensation and $0.5 million of non-compensation related expenses associated with the expansion of our foreign offices.

        We incurred stock-based compensation expense associated with selling, general and administrative personnel of $3.3 million, $3.5 million and $2.4 million in 2009, 2008 and 2007, respectively. The increase in stock-based compensation from 2007 to 2008 was primarily a result of granting restricted stock to employees instead of options. The fair value of the options are typically lower then restricted stock awards because options are valued based on an option pricing model, whereas stock awards are valued based on the stock price on the date of grant.

        Interest Income.    Interest income was $1.4 million, $2.3 million and $3.1 million in 2009, 2008 2007, respectively. These decreases were primarily due to lower rates of return on our cash equivalents and investments partially offset by higher cash equivalents and investment balances.

        Provision for Income Taxes.    Our provision for income taxes was $1.9 million and $4.7 million in 2009 and 2008, respectively. A benefit from income taxes of $0.5 million was recorded in 2007. Our effective tax rate was 35%, 38% and (4)% in 2009, 2008 and 2007, respectively. The effective tax rate for 2009 and 2008 differed from the statutory federal income tax rate primarily due to stock-based compensation, research and development credits and state income taxes. The effective tax rate for 2007 differed from the statutory federal income tax rate because we recognized a tax benefit from the release of our valuation allowance on our deferred tax assets of approximately $5.5 million. We expect our effective rate in 2010 to remain consistent with 2009. However, our future effective income tax rate will be subject to many variables, including the absolute amount and future geographic distribution of our pre-tax income and our ability to take advantage of tax planning strategies that may be available to us.

Liquidity and Capital Resources

        Since our inception, we have financed our growth primarily with proceeds from the issuance of preferred stock and common stock and cash flow generated by our operations. Our cash and cash equivalents and short-term and long-term investments were $94.5 million as December 31, 2009.

Net cash from operating activities

        Net cash provided by operating activities was $16.1 million for 2009. The net cash provided by operating activities was primarily due to our net income of $3.5 million, non-cash charges for stock-based compensation of $7.7 million, an increase in accounts payable of $3.3 million due to timing of purchases and related payments, an increase in accrued liabilities of $3.0 million due to increases in accrued expenses, primarily for income taxes and a decrease in accounts receivable of $1.1 million due to timing of customer collections. These were partially offset by an increase in inventory of $3.2 million due to increased purchases in response to increased customer demand.

        Net cash provided by operating activities was $15.3 million for 2008. The cash provided by our operating activities was primarily due to our net income of $7.8 million and non-cash charges for stock-based compensation of $7.3 million.

        Net cash provided by operating activities was $14.4 million for 2007. The cash provided by our operating activities was primarily due to our net income of $14.7 million and non-cash charges for stock-based compensation of $4.5 million. These were partially offset by a $5.4 million increase in deferred income taxes, which was a non-cash charge resulting from the release of a valuation allowance.

Net cash from investing activities

        Net cash used in investing activities was $53.5 million for 2009 due to the purchases of our investments of $82.7 million and cash used in our acquisition of a development stage company of $2.3 million, partially offset by maturities of our investments of $31.9 million.

        Net cash provided by investing activities was $2.7 million for 2008 reflecting maturities of short-term investments of $72.2 million offset by purchases of short and long-term investments of $68.9 million.

        Net cash used in investing activities was $1.1 million for 2007 reflecting purchases of short and long-term investments of $93.7 million and purchases of capital equipment of $1.3 million offset by maturities of short-term investments of $93.8 million.

Net cash from financing activities

        Net cash used in financing activities was $0.8 million for 2009 due to repurchases of common stock upon release of restricted stock awards of $1.2 million offset by proceeds from the exercise of stock options of $0.4 million.

        Net cash used in financing activities was $0.7 million for 2008 and primarily consisted of repurchases of common stock upon release of restricted stock awards of $1.2 million offset by proceeds from the exercise of stock options of $0.5 million.

        Net cash provided by financing activities was $0.7 million for 2007 reflecting proceeds from the exercise of stock options.

        As of December 31, 2009, we held $6.3 million of investments with an auction reset feature, which are referred to as auction rate securities, or ARS, whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS, and there is no assurance that successful auctions of any ARS in our investment portfolio will occur in the future. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase, and continue to be rated AAA, the highest rating, by a rating agency.

        During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds all of our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value all of the ARS we currently hold back to the investment provider at anytime starting in June 2010. Absent this agreement, our ability to liquidate our ARS investment and fully recover the carrying value of our investment in the near term may be limited or not exist. We have classified these ARS investments as short-term investments because our sale of the ARS back to the investment provider is expected to occur in June 2010. We are continuing to evaluate the credit quality, classification and valuation of our ARS, but based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential near term lack of liquidity on these investments will affect our ability to execute our current business plan.

        We believe our existing cash and cash equivalents and short-term and long-term investments, as well as cash expected to be generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations

        The following table identifies our commitments to settle contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years
Operating lease obligations	$1,551	$563	$924	$64
Purchase commitments	3,013	3,013	—	—

Total commitments	$4,564	$3,576	$924	$64

Recent Accounting Pronouncements

        For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, refer to Note 1 to our consolidated financial statements.

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

        As of December 31, 2009, we held $6.3 million of investments with an auction reset feature (ARS), whose underlying assets are generally student loans which are substantially backed by the federal government. In February and March of 2008, auctions failed for our ARS. An auction failure means that the parties wishing to sell securities could not. All of our ARS were rated AAA at the time of purchase and are still rated AAA as of December 31, 2009, the highest rating, by a rating agency. During the fourth quarter of 2008, we entered into an agreement with one of our investment providers, which currently holds all of our ARS and from whom we had purchased the ARS, to sell, at our discretion, at par value the ARS we currently hold back to the investment provider at anytime starting in June 2010. We have classified our ARS investment as a short-term investment on the consolidated balance sheet because the sale of the ARS back to our investment provider is expected to occur in June 2010. Refer to Note 2 to our consolidated financial statements for additional discussions regarding our ARS and related put option.

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
San Jose, California

        We have audited the accompanying consolidated balance sheets of Techwell Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Techwell, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2010 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 23, 2010

TECHWELL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,404	$44,485
Short-term investments.	53,093	17,582
Accounts receivable	926	1,985
Inventory	7,937	4,780
Deferred income tax assets	652	1,353
Prepaid expenses and other current assets	2,066	1,200

Total current assets	71,078	71,385
Property and equipment, net	1,033	1,290
Long-term investments.	34,967	19,350
Deferred income tax assets	4,796	4,031
Purchased intangibles, net	2,996	—
Other assets	557	1,308

TOTAL ASSETS	$115,427	$97,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,529	$2,221
Accrued liabilities	6,009	2,117

Total current liabilities	11,538	4,338

Other non-current liabilities	72	122

Total liabilities	11,610	4,460

Commitments and contingencies (see Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000 shares authorized; 21,958 shares and 21,347 shares issued and outstanding at December 31, 2009 and 2008, respectively	22	21
Additional paid-in capital	87,594	80,240
Deferred stock-based compensation	—	(19)
Retained earnings	15,989	12,493
Accumulated other comprehensive income	212	169

Total stockholders' equity	103,817	92,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,427	$97,364

See accompanying notes.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$63,174	$67,636	$59,887
Cost of revenue	24,665	25,647	24,200

Gross profit	38,509	41,989	35,687
Operating expenses:
Research and development	19,603	17,104	12,277
Selling, general and administrative	14,916	14,656	12,287

Total operating expenses	34,519	31,760	24,564

Income from operations	3,990	10,229	11,123
Interest income	1,373	2,282	3,089

Income before income taxes	5,363	12,511	14,212
Income tax provision (benefit)	1,867	4,724	(518)

Net income	$3,496	$7,787	$14,730

Net income per share:
Basic	$0.16	$0.37	$0.71
Diluted	$0.16	$0.35	$0.68
Weighted average shares used in computing net income per share:
Basic	21,545	21,112	20,772
Diluted	22,318	22,067	21,818

See accompanying notes.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
				Deferred Stock-Based Compensation			Total Stockholders' Equity	Comprehensive Income
	Shares	Amount	APIC
BALANCES—December 31, 2006	20,528	21	67,734	(546)	(10,024)	(39)	57,146
Net income	—	—	—	—	14,730	—	14,730	14,730
Unrealized gains on investments	—	—	—	—	—	83	83	83

Comprehensive income	—	—	—	—	—	—	—	$14,813

Issuance of common stock upon exercise of stock options and releases of restricted stock awards	369	—	711	—	—	—	711
Tax effect from issuance of restricted stock awards	(5)	—	(53)	—	—	—	(53)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(84)	386	—	—	302
Shares, net of cancellations, issued to consultant under stock award	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	4,246	—	—	—	4,246
Tax benefits from stock-based compensation	—	—	900	—	—	—	900

BALANCES—December 31, 2007	20,889	21	73,454	(160)	4,706	44	78,065
Net income	—	—	—	—	7,787	—	7,787	7,787
Unrealized gains on investments	—	—	—	—	—	125	125	125

Comprehensive income	—	—	—	—	—	—	—	$7,912

Issuance of common stock upon exercise of stock options and releases of restricted stock awards	576	—	457	—	—	—	457
Tax effect from issuance of restricted stock awards	(118)	—	(1,184)	—	—	—	(1,184)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(110)	141	—	—	31
Stock-based compensation	—	—	7,306	—	—	—	7,306
Tax benefits from stock-based compensation	—	—	317	—	—	—	317

BALANCES—December 31, 2008	21,347	21	80,240	(19)	12,493	169	92,904
Net income	—	—	—	—	3,496	—	3,496	$3,496
Unrealized gains on investments	—	—	—	—	—	43	43	43

Comprehensive income	—	—	—	—	—	—	—	$3,539

Issuance of common stock upon exercise of stock options and releases of restricted stock awards	751	1	356	—	—	—	357
Tax effect from issuance of restricted stock awards	(140)	—	(1,164)	—	—	—	(1,164)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	19	—	—	19
Stock-based compensation	—	—	7,672	—	—	—	7,672
Tax benefits from stock-based compensation	—	—	490	—	—	—	490

BALANCES—December 31, 2009	21,958	$22	$87,594	$—	$15,989	$212	$103,817

See accompanying notes.

TECHWELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$3,496	$7,787	$14,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	705	495
Stock-based compensation	7,691	7,337	4,548
Write-off of long-lived assets	—	250	—
Tax benefit from employee equity incentive plan	490	317	847
Excess tax benefits from stock-based compensation	(49)	—	(23)
Realized gain on investments	—	(18)	—
Put option (gain) loss	295	(1,101)	—
Gain (loss) from trading securities	(295)	1,101	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,105	110	670
Inventory	(3,157)	(27)	(170)
Prepaid expenses and other current assets	(115)	6	(47)
Other assets	(295)	(80)	(42)
Deferred income tax assets	(64)	51	(5,435)
Accounts payable	3,305	(690)	(564)
Accrued liabilities	2,968	(416)	(811)
Other non-current liabilities	(50)	(43)	165

Net cash provided by operating activities	16,126	15,289	14,363

Cash flows from investing activities:
Purchase of property and equipment	(407)	(587)	(1,308)
Purchase of investments	(82,716)	(68,879)	(93,660)
Proceeds from maturities of investments	31,926	72,212	93,847
Acquisition of business, net of cash acquired	(2,252)	—	—

Net cash provided by (used in) investing activities	(53,449)	2,746	(1,121)

Cash flows from financing activities:
Proceeds from exercise of stock options	357	457	711
Excess tax benefits from stock-based compensation	49	—	23
Repurchases of common stock upon release of stock awards	(1,164)	(1,184)	—

Net cash provided by (used in) financing activities	(758)	(727)	734

Net increase (decrease) in cash and cash equivalents	(38,081)	17,308	13,976
Cash and cash equivalents at beginning of period	44,485	27,177	13,201

Cash and cash equivalents at end of period	$6,404	$44,485	$27,177

Supplemental cash flow information: income taxes paid	$243	$4,335	$3,578
Supplemental disclosure of non-cash activity:
Gross issuance of restricted stock awards	$5,306	$5,362	$296
Reclass of put option from long-term asset to short-term asset	$751	$—	$—
Purchase consideration withheld	$255	$—	$—
Accrued equipment purchase costs	$13	$2	$35

See accompanying notes.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization.    Techwell, Inc. ("Techwell" or the "Company") was incorporated in California on 1997 and reincorporated in Delaware on 2006. The Company is a fabless semiconductor company that designs, markets and sells mixed signal integrated circuits for two primary markets: security surveillance and automotive infotainment.

        The Company's headquarters is located in San Jose, California. The Company's international offices include branch offices in South Korea and Taiwan and subsidiaries in China and Japan. These offices provide marketing support to customers. The China and Japan offices are also involved in product development.

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company and its subsidiaries use the U.S. dollar as its functional currency. Most of the expenses at the subsidiaries are incurred in local currency. Foreign currency transaction gains and losses are included in selling, general and administrative expenses as they occur. All significant intercompany transactions and balances have been eliminated in consolidation. The Company reports its financial results on a calendar fiscal year.

        In June 2009 the Financial Accounting Standards Board ("FASB"), established the Accounting Standards Codification ("Codification"), as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on the Company's consolidated financial statements.

        Use of Estimates.    The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with a maturity of three months or less from the date of purchase to be cash equivalents.

        Investments.    The Company considers all investments purchased with a maturity of one year or more as of December 31, 2009 to be long-term investments. The Company determines the fair value of its investments using quoted market prices. Investments, with the exception of auction rate securities ("ARS") which were classified as trading starting in the fourth quarter of 2008, are considered available-for-sale and are carried at fair market value based on market quotes. Unrealized gains and losses are reported as a separate component of stockholders' equity, except for unrealized losses determined to be other-than-temporary, which are recorded as interest income. Realized gains and losses are recorded based on the specific identification method.

        Fair Value of Financial Instruments.    The Company's financial instruments consist principally of cash equivalents, short-term and long-term marketable securities. Authoritative guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

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

        The revenue and accounts receivable from customers representing 10% or more of total revenue and accounts receivable are as follows:

	Accounts Receivable at			Revenue
				Year Ended December 31,
	December 31,
Customer	2009		2008	2009	2008	2007
A	*	%	21%	35%	34%	22%
B	28		*	*	*	*
C	17		*	*	*	*
D	12		*	*	*	*
E	11		*	*	*	*
F	10		*	*	*	*
G	*		20	*	*	*
H	*		11	*	*	*

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

        Other Long-Lived Assets.    Other long-lived assets primarily represent rights acquired under developed technology and IPR&D. We currently amortize our intangible assets with definitive lives over a period of five years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired in business combinations and consider them to be indefinite lived until completion of the project or abandonment of the asset. On completion of each project, IPR&D assets will be amortized over their estimated useful lives. If any of the projects are abandoned, the Company would be required to impair the related IPR&D asset.

        Impairment of Long-Lived Assets.    The Company tests for the impairment of long-lived assets, including other purchased intangible assets, when indicators of impairment, such as reductions in demand, or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. Until completion or abandonment, IPR&D assets are required to be tested annually for impairment by comparing the fair value to the carrying value.

        In 2008, the Company recorded an impairment charge of $0.3 million for equipment that was deemed impaired. This charge was included within research and development expense. The Company did not incur impairment losses in 2009 or 2007.

        Other Assets.    Other assets consist primarily of long-term lease deposits.

        Revenue Recognition.    The Company recognizes product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. The Company does not allow for price protection or stock rotation rights with any of its customers.

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

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

However, returns of defective products have been infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material for the periods presented. A summary of the accrued warranty, which is included in accrued liabilities, is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of the period	$34	$50	$47
Accruals for sales in the period	54	—	25
Cost incurred	(25)	(16)	(22)

Balance at end of the period	$63	$34	$50

        Research and Development.    Research and development costs are expensed as incurred.

        Advertising Costs.    Advertising costs are expensed as incurred and are not significant in any of the periods presented.

        Deferred Taxes and Uncertain Tax Positions.    The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

        Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for the tax years 2007 and 2008. Management believes that it has adequately provided for any adjustments that may result from this examination, however, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company will be required to adjust its provision for income tax in the period such resolution occurs.

        Stock-Based Compensation.    The Company accounts for stock-based compensation in accordance with authoritative guidance. In 2009, 2008 and 2007, stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted after January 1, 2006 and compensation costs related to awards outstanding at January 1, 2006, such as unvested stock options, that were recognized based on the intrinsic values. For options granted after January 1, 2006, the Company uses the straight-line method for expense attribution. For options granted prior to January 1, 2006, the Company uses the multiple grant approach for expense

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options.

        The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. For 2009 and 2008, the expected term assumption calculation was based on historical data as adjusted for any changes in future expectations. For 2007, the Company used the simplified calculation of expected term. For 2009 and 2008, the Company relied exclusively on historical volatility for the expected volatility assumption calculation since it does not have any publicly traded options. For 2007, volatility was based on an average of the historical volatilities of the common stock of several entities with characteristics similar to the Company since its stock had been actively trading for only a short period of time. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option and the estimated forfeiture rate is based on the Company's historical pre-vest cancellation experience.

        The following assumptions were used to value stock options granted in the periods presented:

	Year Ended December 31,
	2009	2008	2007
Expected term (years)	4.34	4.28	6.08
Risk-free interest rate	1.5–2.0%	1.8–2.9%	4.6–4.8%
Expected volatility	53.0–54.0%	51.0–64.0%	65.1–70.6%
Expected dividend	—	—	—

        Stock-based compensation expense for restricted stock awards is determined using the fair value of the Company's stock on the date of the grant and is recognized on a straight-line basis over the service period.

        Stock-based compensation expense is allocated among cost of revenue, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function.

        Net Income Per Share.    Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of common stock options (calculated using the treasury stock method) and

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

restricted awards and shares subject to repurchase. A reconciliation of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding	21,549	21,127	20,814
Weighted average shares subject to repurchase	(4)	(15)	(42)

Shares used to calculate basic net income per share	21,545	21,112	20,772

Effect of dilutive securities:
Common stock options and restricted awards and unvested common shares subject to repurchase or cancellations	773	955	1,046

Shares used to calculate diluted net income per share	22,318	22,067	21,818

        In 2009, 2008 and 2007, respectively, 2.1 million, 1.2 million and 1.3 million shares associated with stock options and restricted awards outstanding and unvested shares subject to repurchase have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computation as they are anti-dilutive.

        Accumulated Other Comprehensive Income.    Accumulated other comprehensive income consists of net unrealized gains on available-for-sale investments. The change in unrealized gains on investments in 2009, 2008 and 2007 was an increase of $43,000, $0.1 million and $0.1 million, respectively. Total comprehensive income for 2009, 2008 and 2007 was $3.5 million, 7.9 million and $14.8 million, respectively.

        Recent Accounting Pronouncements.    In December 2007 the FASB issued authoritative guidance on business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in an acquiree. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of this guidance, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under this guidance, all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated this guidance to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The effect of this authoritative guidance has been applied to the acquisition completed by the Company during 2009 and is reflected in the 2009 consolidated financial statements.

        In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly, recognition and presentation of other-than-temporary impairments and interim

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosures about fair value of financial instruments, which are effective for interim and annual periods ending after June 15, 2009. This authoritative guidance provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price, modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether an investment in a debt security is other-than-temporarily impaired, and enhances the disclosure of instruments for both interim and annual periods. Effective April 1, 2009, the Company adopted the provisions of the guidance. The adoption of the guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

2. FINANCIAL INSTRUMENTS

        The Company's investments consist of corporate bonds, U.S. government agency securities, commercial paper and auction rate securities ("ARS"). Investments, with the exception of ARS which are currently classified as trading, are considered available-for-sale. With the exception of ARS, they are all carried at fair market value based on market quotes. The Company's investment in ARS was intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. During 2008, uncertainties in the credit markets affected all of the Company's holdings in ARS investments and auctions for the Company's investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All of the ARS investments were investment grade quality and were in compliance with the Company's investment policy at the time of acquisition.

        During the fourth quarter of 2008, the Company entered into an agreement with one of its investment providers, which currently holds its ARS and from whom it had purchased the ARS, to sell, at the Company's discretion, at par value all of the ARS currently held by the Company back to the investment provider at anytime starting in June 2010. The rights granted under the agreement represent a firm agreement, which is as an agreement with an unrelated party, binding on both parties and legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the time of transaction and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the agreement results in a put option and should be recognized as a free standing asset separate from the ARS. The put option does not meet the definition of a derivative instrument. Therefore, the Company has elected to measure the put option at fair value, based on authoritative guidance which permits an entity to elect the fair value option for recognized financial assets. As a result, realized gains and losses will be included in earnings in the period in which they arise.

        With the acceptance of the offer, the Company recorded $1.0 million as the fair value of the put option asset with a corresponding gain to interest income. Additionally, the Company transferred its ARS from investments classified as available-for-sale to trading. The transfer to trading reflects the Company's intent to exercise the put option, whereas, prior to the agreement, the Company's intent was to hold the ARS until the market recovered. Upon transfer to trading, the Company recognized a loss of $1.0 million, included as a reduction to interest income, for the amount of unrealized loss not

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

previously recognized in earnings. As a result of this transfer unrealized gains or losses will be included in earnings in future periods, and the Company anticipates future changes in fair value of the put option will approximate the fair value movement of the related ARS. The net impact of the change in fair value of the ARS and related put option to the Company's operating results was nil for 2009 and 2008.

        As of December 31, 2009, the entire ARS investment balance of $6.3 million is classified as short-term investments on the consolidated balance sheet because the sale of the ARS back to the investment provider is expected to occur in June 2010. As of December 31, 2008, the entire ARS investment balance of $6.0 million was classified as long-term investment on the consolidated balance sheet.

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

        The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS in 2009 and 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the ARS. These inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the ARS, including assumptions about risk, developed based on the best information available in the circumstances.

        The put option is a free standing asset separate from the ARS, and represents the Company's contractual right to require its investment provider to purchase the ARS at par at anytime starting in June 2010. The Company values the put option based on the amount of cash flows and expected holding periods of the related ARS, time value of money and the Company's assessment of the credit worthiness of its investment provider.

        The following is a summary of the Company's available-for-sale securities as of December 31, 2009 (in thousands):

			Less than 12 Months	12 Months or Longer
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses	Estimated Fair Value
Money market funds	$1,746	$—	$—	$—	$1,746
Corporate bonds	38,929	255	(64)	—	39,120
Municipal bonds	1,500	2	—	—	1,502
Treasuries and federal agencies	38,134	65	(46)	—	38,153
Commercial paper	2,991	—	—	—	2,991

Total	$83,300	$322	$(110)	$—	$83,512

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of the Company's available-for-sale securities as of December 31, 2008 (in thousands):

			Less than 12 Months	12 Months or Longer
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses	Estimated Fair Value
Money market funds	$33,998	$—	$—	$—	$33,998
Corporate bonds	19,710	97	(57)	—	19,750
Treasuries and federal agencies	5,023	103	—	—	5,126
Commercial paper	12,061	26	—	—	12,087

Total	$70,792	$226	$(57)	$—	$70,961

        As of December 31, 2009, the effective maturities of the Company's available-for-sale securities are $54.8 million within one year and $35.0 million within two years. As of December 31, 2008, the effective maturities of the Company's available-for-sale securities are $57.6 million within one year and $13.4 million within two years.

        As of December 31, 2009, the unrealized losses on our available-for-sale securities were insignificant in relation to our total available-for-sale securities. Substantially all of our unrealized losses on our available-for-sale investments can be attributed to fair value fluctuations in an unstable credit environment. The Company considers the declines in market value of its available-for-sale securities to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. The Company believes that the unrealized losses are temporary and do not require an other-than-temporary impairment. The Company did not recognize any other-than-temporary impairment charges on outstanding available-for-sale securities in 2009, 2008 and 2007.

        Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

          Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to level 1 inputs.

          Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

          Level 3: Unobservable inputs are used when little or no market date is available. The fair value hierarchy gives the lowest priority to level 3 inputs.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

        The table below represents the fair value hierarchy of the Company's financial instruments measured at fair value as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$1,746	$1,746	$—	$—
Corporate bonds	39,120	39,120	—	—
Municipal bonds	1,502	1,502	—	—
Treasuries and federal agencies	38,153	38,153	—	—
Commercial paper	2,991	2,991	—	—
Put option	806	—	—	806
Auction rate securities	6,294	—	—	6,294

Total	$90,612	$83,512	$—	$7,100

Amount included in:
Cash and cash equivalents	$1,746	$1,746	$—	$—
Short-term investments	53,093	46,799	—	6,294
Long-term investments	34,967	34,967	—	—
Prepaid expenses and other current assets	806	—	—	806

Total	$90,612	$83,512	$—	$7,100

        The table below represents the fair value hierarchy of the Company's financial instruments measured at fair value as of December 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market funds	$33,998	$33,998	$—	$—
Corporate bonds	19,750	19,750	—	—
Treasuries and federal agencies	5,126	5,126	—	—
Commercial paper	12,087	12,087	—	—
Put option	1,101	—	—	1,101
Auction rate securities	5,999	—	—	5,999

Total	$78,061	$70,961	$—	$7,100

Amount included in:
Cash and cash equivalents	$40,028	$40,028	$—	$—
Short-term investments	17,582	17,582	—	—
Long-term investments	19,350	13,351	—	5,999
Other assets	1,101	—	—	1,101

Total	$78,061	$70,961	$—	$7,100

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FINANCIAL INSTRUMENTS (Continued)

        The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Put Option	Auction Rate Securities
Balances as of January 1, 2008	$—	$—
Transfer into level 3	—	7,100
Receipt of put option	1,012	—
Unrealized gains (losses) included in earnings	89	(1,101)

Balances as of December 31, 2008	1,101	5,999
Unrealized gains (losses) included in earnings	(295)	295

Balances as of December 31, 2009	$806	$6,294

3. DETAILS OF CERTAIN BALANCE SHEET COMPONENTS

	December 31,
	2009	2008
	(in thousands)
Inventory:
Finished goods	$5,649	$2,750
Work-in-process	2,288	2,030

	$7,937	$4,780

Property and equipment, net:
Equipment	$2,163	$1,888
Software	820	779
Furniture and fixtures	337	308
Leasehold improvements	414	454

	3,734	3,429
Accumulated depreciation and amortization	(2,701)	(2,139)

	$1,033	$1,290

Accrued liabilities:
Accrued compensation	$2,108	$1,168
Customer advance	1,541	—
Income taxes payable	1,315	169
Other	1,045	780

	$6,009	$2,117

4. STOCK INCENTIVE PLANS

        The Company has equity incentive plans under which it may grant stock options, restricted stock awards, stock units and stock appreciation rights to employees, consultants and directors. Currently, the Company is granting stock options and restricted stock awards under its 2006 stock incentive plan

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK INCENTIVE PLANS (Continued)

("Plan") which was adopted by the Board of Directors in November 2005. As of December 31, 2009, the total number of shares available for issuance under the Plan was 5.1 million. The Plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each succeeding year. On January 1, 2010, the shares reserved for issuance under the Company's Incentive Plans increased by 878,316 shares.

        Under the terms of the Incentive Plans, incentive options may be granted only to employees at a price not to be less than 100 percent of the fair market value of the Company's common stock on the grant date. Non-statutory options may be granted at a price that is not less than 85 percent of the fair market value on the date of grant. Stock options and awards granted under the Plans have a contractual term of up to ten years, generally vest over four years at the rate of 25 percent on the one-year anniversary of the vesting commencement date and ratably each month thereafter and are exercisable under conditions determined by the Board of Directors or committee thereof as permissible under the terms of the Plan.

        At December 31, 2009, 1.8 million shares were available for grant under the Incentive Plan.

        Stock option activity is summarized as follows (in thousands, except weighted-average price):

	Number Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2006 (959 shares exercisable at a weighted-average exercise price of $1.02 per share)	2,222	$4.20
Options granted	625	$13.96
Options exercised	(352)	$2.02
Options cancelled	(106)	$7.20

Options outstanding at December 31, 2007 (1,136 shares exercisable at a weighted-average exercise price of $3.04 per share)	2,389	$6.94
Options granted	50	$12.99
Options exercised	(174)	$2.63
Options cancelled	(65)	$6.67

Options outstanding at December 31, 2008 (1,585 shares exercisable at a weighted-average exercise price of $5.77 per share)	2,200	$7.42
Options granted	201	$11.09
Options exercised	(296)	$1.21
Options cancelled	(36)	$10.69

Options outstanding at December 31, 2009 (1,662 shares exercisable at a weighted-average exercise price of $7.71 per share)	$2,069	$8.62

Options vested and expected to vest at December 31, 2009	$2,027	$8.54

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK INCENTIVE PLANS (Continued)

        The aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable as of December 31, 2009, is $10.1 million, $10.0 million and $9.6 million, respectively. The weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable as of December 31, 2009, is 5.88 years, 5.81 years and 5.26 years, respectively.

        The stock options outstanding and exercisable by exercise price at December 31, 2009, are as follows:

	Options Outstanding			Options Outstanding and Exercisable
		Weighted Average Remaining Contractual Life (Years)
	Number Outstanding		Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$0.45	313	0.72	$0.45	313	$0.45
$0.90–$1.50	300	4.78	$1.12	300	$1.12
$3.00–$10.69	331	7.53	$8.06	191	$6.76
$11.00	323	6.25	$11.00	304	$11.00
$12.38–$13.84	177	8.62	$13.26	91	$13.08
$13.94	525	7.14	$13.94	372	$13.94
$14.00—$17.24	100	7.14	$14.64	91	$14.57

	2,069	5.88	$8.62	1,662	$7.71

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STOCK INCENTIVE PLANS (Continued)

        Restricted stock award activity is summarized as follows (in thousands, except weighted-average price):

	Number Outstanding	Weighted-Average Fair Value
Restricted stock awards outstanding at December 31, 2006	63	$15.11
Restricted stock awards granted	913	$13.92
Restricted stock awards vested	(18)	$16.67
Restricted stock awards cancelled	(80)	$15.13

Restricted stock awards outstanding at December 31, 2007	878	$13.84
Restricted stock awards granted	721	$10.15
Restricted stock awards vested	(402)	$13.35
Restricted stock awards cancelled	(74)	$12.09

Restricted stock awards outstanding at December 31, 2008	1,123	$11.77
Restricted stock awards granted	734	$9.86
Restricted stock awards vested	(456)	$11.63
Restricted stock awards cancelled	(112)	$11.85

Restricted stock awards outstanding at December 31, 2009	1,289	$10.72

5. STOCK-BASED COMPENSATION

        The total intrinsic value of options exercised in 2009, 2008 and 2007 was $2.7 million, $1.2 million and $3.8 million respectively.

        The total grant date fair value of stock options vested in 2009, 2008, and 2007 was $1.9 million, $3.2 million and $574,000, respectively.

        The total intrinsic value of restricted awards vested in 2009, 2008 and 2007 was $3.9 million, $4.0 million and $0.2 million respectively.

        The total grant date fair value of restricted stock awards vested in 2009, 2008, and 2007 was $5.3 million, $5.4 million and $319,000, respectively.

        In 2009, 2008 and 2007, stock-based compensation expense includes compensation cost related to estimated fair values of stock options and awards granted after January 1, 2006 and stock-based compensation costs related to awards outstanding at January 1, 2006, such as unvested stock options, that were recognized based on intrinsic value.

Employee Options and Awards

        In connection with certain employee stock option grants prior to January 1, 2006, the Company recognized deferred stock-based compensation based on the excess of the deemed fair value of the

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCK-BASED COMPENSATION (Continued)

underlying stock over the stock option exercise price at the date of grant, which was amortized over the vesting periods of the related options and stock, generally four years, using the multiple grant method.

        The weighted-average grant-date fair value of options granted in 2009, 2008 and 2007 is $4.92, $5.70 and $9.28 per share, respectively. The fair value per share is being recognized as stock-based compensation expense over the applicable vesting period (which equals the service period).

Consultant Awards

        In 2009, 2008 and 2007, the Company granted restricted stock awards to consultants in exchange for services.

        The Company recorded $293,000, $21,000 and $64,000 in 2009, 2008 and 2007, respectively.

Stock-Based Compensation Expense

        The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	$483	$492	$297
Research and development	3,939	3,339	1,830
Selling, general and administrative	3,269	3,506	2,423
Related tax-effect	(2,337)	(2,483)	(1,391)

Total costs and expenses	$5,354	$4,854	$3,159

        Total compensation cost attributable to activities capitalized into inventory was not significant in any period presented.

        Stock-based compensation expense is allocated among cost of revenue, research and development expenses and selling, general and administrative expenses, respectively, based upon the employee's job function.

        As required, the cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as cash flows from financing activities. The Company recorded excess tax benefits of $49,000, nil and $23,000 in 2009, 2008 and 2007, respectively.

Future Amortization of Deferred Stock-Based Compensation.

        Total compensation cost, excluding estimated future forfeitures, of options granted but not yet vested as of December 31, 2009 was $2.9 million, which is expected to be recognized over the weighted-average period of 2.00 years. Total compensation cost, excluding estimated future forfeitures, of restricted stock awards granted but not yet vested as of December 31, 2009 was $15.7 million, which is expected to be recognized over the weighted-average period of 2.82 years.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BUSINESS COMBINATIONS

        On October 9, 2009, the Company acquired substantially all of the assets of a development stage company with operations based in China. The purchase price for the asset acquisition was $3.2 million, less assumed liabilities of approximately $0.7 million. The Company paid the net purchase price in cash. In addition, the Company issued restricted stock awards, which will vest over four years, to employees in connection with their new employment with the Company. The Company also agreed to pay $1.1 million cash compensation to the new employees of which $0.8 million has been paid as of December 31, 2009. The compensation is subject to repayment upon termination prior to the completion of two years of employment. The new employees are focused on developing video solutions for the security surveillance market. As part of the purchase agreement, the Company extended employment offers to approximately 40 employees, substantially all of whom are research and development personnel. The Company incurred $0.6 million of acquisition related costs. This acquisition was accounted for using the purchase method of accounting.

Purchase Price Allocation

        The allocation of the purchase price of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was based on their estimated fair values.

        The purchase price allocation is as follows (in thousands):

Cash	$25
Property and equipment, net	60
Developed technology	1,400
In-process research and development	1,662
Other assets	46
Assumed liabilities	(573)
Accrued liabilities	(88)

Total consideration	$2,532

        Developed technology consists of products that have reached technological feasibility. The Company valued the developed technology utilizing a Relief from Royalty method, which is based on the assumption that a company would be willing to pay a royalty to the owner of an asset to exploit the economic benefits deriving from the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. Completed technology is specific to certain products acquired that have also passed technological feasibility.

        The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BUSINESS COMBINATIONS (Continued)

the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration and growth rates.

        The Company allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, if identified, based on their estimated fair values. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible Assets, with finite useful lives are amortized on a straight-line basis over their respective useful lives

        The integration of the technology acquired in the acquisition with our products will complement the Company's suite of products and enhances research and development capabilities, which will allow the Company to pursue expanded market opportunities.

Supplemental Pro Forma Data (Unaudited)

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and the acquired company on a pro forma basis for 2009, as though the company had been combined as of the beginning of the period presented. Pro forma financial information for 2008 and 2007 has not been included as the financial results of the acquired company during these periods were deemed insignificant. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented.

        The following table summarizes the pro forma financial information (in thousands, except per share amounts):

Year Ended December 31,
2009
Revenue	$63,174
Net income	$3,090
Net income per share:
Basic	$0.14
Diluted	$0.14

7. OTHER INTANGIBLE ASSETS

Intangible Assets

        The following table summarizes the acquisition-related intangibles that were acquired during 2009 and are being amortized as of December 31, 2009 (in thousands):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$1,400	$(66)	$1,334
In-process research and development	1,662	—	1,662

	$3,062	$(66)	$2,996

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER INTANGIBLE ASSETS (Continued)

        Developed technology is currently being amortized over 5 years and in-process research and development will not be amortized until the related development has been completed.

        Amortization expense of acquisition-related intangible assets in 2009 was $66,000.

        Anticipated future amortization expense for acquisition-related intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31, 2010	$267
Year ending December 31, 2011	267
Year ending December 31, 2012	267
Year ending December 31, 2013	267
Thereafter	266

$1,334

8. COMMITMENTS AND CONTINGENCIES

Indemnification Obligations

        Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with government inquiries and litigation. These obligations arise under the terms of the Company's certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. Additionally, the Company has certain indemnification obligations to customers under its contract development projects with respect to any infringement of third-party patents and intellectual property rights by its products.

Rights Agreement

        On August 4, 2009, the Company entered into a Rights Agreement (the "Rights Agreement") with Computershare Trust Company, N.A. (as "Rights Agent"). In connection with entering into the Rights Agreement, the Company's Board of Directors declared a dividend distribution of one "Right" for each outstanding share of common stock of the Company to stockholders of record at the close of business on August 18, 2009. Subject to certain limitations and exceptions, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock (the "Preferred Stock"), at a price of Fifty Dollars ($50.00) per one one-thousandth of a share (the "Purchase Price"), subject to adjustment. The Rights become exercisable upon certain events described in the Rights Agreement. The Company and the Rights Agent retain broad authority to amend the Rights Agreement.

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

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Leases

        The Company leases its primary facility and other offices, under operating leases which expire at various dates through 2014.

        Rent expense in 2009, 2008 and 2007 was $0.7 million, $0.6 million and $0.6 million respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

        Future minimum lease payments under non-cancellable operating leases as of December 31, 2009 are as follows (in thousands):

Operating Leases
Year ending December 31, 2010	$748
Year ending December 31, 2011	658
Year ending December 31, 2012	90
Year ending December 31, 2013	35
Thereafter	20

$1,551

Purchase Commitments

        As of December 31, 2009, the Company has purchase commitments of $3.0 million with its inventory suppliers with due dates within the next twelve months. Both the quantities and purchase prices are fixed in the noncancelable commitments.

9. INCOME TAXES

        The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$4,983	$12,056	$14,005
Foreign	380	455	207

Income before income taxes	$5,363	$12,511	$14,212

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2009	2008	2007
Current:
Federal	$1,660	$4,298	$4,840
State	206	269	24
Foreign	116	171	53

Total current	1,982	4,738	4,917

Deferred:
Federal	324	277	(4,444)
State	(439)	(291)	(991)

Total deferred	(115)	(14)	(5,435)

Total income tax provision (benefit)	$1,867	$4,724	$(518)

        The components of deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	—	323
Research and other credits	1,375	1,330
Stock-based compensation	3,132	2,838
Accruals	739	803
Other	202	90

Deferred tax assets	$5,448	$5,384

        As required, the Company assessed the recoverability of its deferred tax assets. To assess the likelihood that the deferred tax assets will be recovered from taxable income, the Company considered both positive evidence that indicates a valuation allowance is not needed and negative evidence that indicates a valuation allowance is needed. As a result of this assessment as of December 31, 2009 in which the Company considered its recent history of consecutive profitable quarters and anticipated profit in future periods, the Company believes that it is more likely than not the deferred tax assets will be realized in the future.

        As a result of the Company's assessment in 2007, in which the company considered its recent history of consecutive profitable quarters and anticipated profit in future periods, the company released the valuation allowance recorded against its deferred tax assets of approximately $5.5 million as it believed that it was more likely than not the deferred tax assets would be realized in the future.

        As of December 31, 2009, the Company had no federal or state net operating loss carryforwards available to offset future taxable income. As of December 31, 2009, the Company also has research and other tax credit carryforwards of approximately $0.1 million and $2.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards, will expire in various

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

amounts beginning in 2029. The state tax credit can be carried forward indefinitely. The Company also has a California alternative minimum tax credit carryover of $12,000, and this credit does not expire.

        The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. statutory federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes—net of federal benefit	1.5	1.8	1.5
Research and development credits	(17.0)	(6.2)	(4.4)
Stock-based compensation	17.4	6.6	1.9
Other	(2.1)	0.6	1.2
Change in valuation allowance	—	—	(38.8)

Effective tax rate	34.8%	37.8%	(3.6)%

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2007	$410
Gross increases—tax position in prior period	—
Gross decreases—tax position in prior period	—
Gross increases—tax positions related to the current year	198
Gross decreases—tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	608
Gross increases—tax position in prior period	—
Gross decreases—tax position in prior period	(12)
Gross increases—tax positions related to the current year	247
Gross decreases—tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	843
Gross increases—tax position in prior period	—
Gross decreases—tax position in prior period	—
Gross increases—tax positions related to the current year	285
Gross decreases—tax positions related to the current year	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2009	$1,128

        For 2009, 2008 and 2007, the Company had a total of $1.1 million, $0.8 million and $0.6 million, respectively, of unrecognized tax benefits, of which $0.9 million, $0.8 million and $0.5 million,

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

respectively, would affect the effective tax rate, if recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

        The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 1997 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. The Company is currently under examination by the Internal Revenue Service for the tax years 2007 and 2008. The Company does not expect the results of these examinations to have a material effect on its financial condition or results of operations.

        In significant foreign jurisdictions, the 2004 through 2009 tax years generally remain subject to examination by their respective tax authorities.

        United States federal income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries. These undistributed earnings aggregated approximately $0.4 million at December 31, 2009, and it is the Company's intention that such undistributed earnings be permanently reinvested offshore. The Company would be subject to additional United States taxes if these earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

10. EMPLOYEE BENEFIT PLAN

        The Company sponsors a 401(k) savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax basis, an amount of their annual compensation, not to exceed a maximum contribution pursuant to Section 401(k) of the Internal Revenue Code. The Company may contribute to the plan on a discretionary basis, but is not required, nor has it contributed, to the plan in 2009, 2008 and 2007. The contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan.

11. SEGMENT INFORMATION

        The Company currently operates in one reportable segment, the designing, marketing and selling of mixed signal integrated circuits for multiple video applications primarily for the security surveillance and automotive infotainment markets. The Company's chief operating decision maker is the Chief Executive Officer.

        The percentage of total revenue by geographic location is as follows:

	Year Ended December 31,
	2009	2008	2007
China	54%	37%	26%
South Korea	21	27	29
Taiwan	16	29	40
Japan	6	5	3
Other	3	2	2

Total revenue	100%	100%	100%

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SEGMENT INFORMATION (Continued)

        Revenue by principal product lines are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Security surveillance	$44,512	$52,683	$40,571
Automotive infotainment	12,431	7,059	6,015
Consumer	6,188	7,636	12,344
Other(1)	43	258	957

Total revenue	$63,174	$67,636	$59,887

(1)
Consists of contract development projects, early generation mixed signal semiconductors for digital video applications and PCI video decoder products.

        Property, plant and equipment, net by country are as follows (in thousands):

	December 31,
	2009	2008
United States	$828	$1,069
China	94	73
Taiwan	48	79
Japan	29	60
South Korea	34	9

Total	$1,033	$1,290

12. SUBSEQUENT EVENT

        On March 22, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Intersil Corporation ("Parent") and Navajo Merger Sub, Inc., an indirect wholly-owned subsidiary of Parent ("Purchaser"), pursuant to which Purchaser has agreed, subject to the terms and conditions of the Merger Agreement, to commence a cash tender offer to acquire all shares of the Company's common stock, par value $0.001 per share, that are outstanding and the associated preferred stock purchase rights issued in connection with and subject to the Rights Agreement (the "Rights Agreement"), dated August 4, 2009, between Techwell and Computershare Trust Company, N.A. (the "Rights Agent"), at a purchase price of $18.50 per Share (the "Offer"). The Offer is subject to the condition that the number of shares validly tendered and not withdrawn prior to the expiration of the Offer will, when combined with any shares owned by Parent and its subsidiaries including Purchaser immediately prior to the expiration of the Offer, represent at least a majority of the total number of the Shares outstanding on a fully diluted basis along with certain other closing conditions.

        On March 22, 2010, the Company entered into an Amendment to Rights Agreement with the Rights Agent to amend the Rights Agreement, with the purpose and intent of exempting the Merger Agreement from the Rights Agreement.

TECHWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)

        The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters, which has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with our audited consolidated financial statements and related notes included elsewhere herein. Operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
REVENUE	$15,607	$17,006	$18,520	$16,503	$10,339	$12,038	$18,015	$22,782
COST OF REVENUE(1)	6,061	6,503	6,859	6,224	4,101	4,841	7,035	8,688

GROSS PROFIT	9,546	10,503	11,661	10,279	6,238	7,197	10,980	14,094

OPERATING EXPENSES:
Research and development(1)	3,549	4,208	4,442	4,905	4,314	4,319	5,274	5,696
Selling, general and administrative(1)	3,692	3,765	3,576	3,623	3,533	3,722	3,835	3,826

Total operating expenses	7,241	7,973	8,018	8,528	7,847	8,041	9,109	9,522

INCOME (LOSS) FROM OPERATIONS	2,305	2,530	3,643	1,751	(1,609)	(844)	1,871	4,572
INTEREST INCOME	755	540	507	480	368	330	357	318

INCOME (LOSS) BEFORE INCOME TAXES	3,060	3,070	4,150	2,231	(1,241)	(514)	2,228	4,890
INCOME TAX PROVISION (BENEFIT)	1,189	1,228	1,634	673	(544)	(98)	1,169	1,340

NET INCOME (LOSS)	$1,871	$1,842	$2,516	$1,558	$(697)	$(416)	$1,059	$3,550

Net income (loss) per share:
Basic	$0.09	$0.09	$0.12	$0.07	$(0.03)	$(0.02)	$0.05	$0.16
Diluted	$0.09	$0.08	$0.11	$0.07	$(0.03)	$(0.02)	$0.05	$0.16
Weighted average shares used in computing net income (loss) per share:
Basic	20,926	21,065	21,169	21,284	21,383	21,467	21,560	21,765
Diluted	21,821	22,099	22,080	22,050	21,383	21,467	22,315	22,590

(1)
Amounts include stock-based compensation as follows:

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
Cost and expenses:
Cost of revenue	$113	$131	$122	$126	$122	$117	$122	$122
Research and development	693	859	901	886	900	845	881	1,313
Selling, general and administrative	871	918	825	892	822	804	816	827

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control described below. Nevertheless, based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer, to their knowledge, concluded that the consolidated financial statements in this annual report fairly present, in all material respects, our financial position, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with our assessment of the Company's internal control over financial reporting described above, we have identified the following control deficiency which represents a material weakness in the Company's internal control over financial reporting as of December 31, 2009.

        The Company did not maintain sufficient and qualified resources with the training and experience necessary to properly account for income taxes or business combinations in accordance with accounting principles generally accepted in the United States of America. Additionally, this deficiency in operation of internal control over financial reporting could result in misstatements of the Company's financial statement accounts and disclosures that would be material to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

        As a result of this material weakness, management has concluded that as of December 31, 2009, internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Remediation of The Material Weakness in Internal Control Over Financial Reporting

        We are in the process of determining the steps required to remediate the material weakness described above related to the review and evaluation of various complex accounting principles in the area of non-recurring transactions, however, we cannot estimate the time required to complete these remediation steps.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Techwell, Inc.
San Jose, California

        We have audited the internal control over financial reporting of Techwell, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

  The Company did not maintain sufficient and qualified resources with the training and experience necessary to properly account for income taxes or business combinations in accordance with accounting principles generally accepted in the United States of America. Additionally, this deficiency in operation of internal control over financial reporting could result in misstatements of the Company's financial statement accounts and disclosures that would be material to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and this report does not affect our report on such consolidated financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 23, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 23, 2010

ITEM 9B.    Other Information

  None

PART III

ITEM 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        The information required by this item is included under the captions Nominees, Board Meetings, Committees of the Board of Directors, Director Nominations, Communications with the Board of Directors, 2009 Director Compensation, Compensation Committee Interlocks and Insider Participation, in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information required by this item is included under the caption Executive Compensation, in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption Security Ownership of Certain Beneficial Owners and Management and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption Equity Compensation Plan Information in each case in our Proxy Statement related to the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by this item is included under the caption Certain Relationships and Related Party Transactions in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is included under the captions Principal Accounting Fees and Services and Audit Committee Pre-Approval Policies and Procedures in our Proxy Statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report

(1)
Financial Statements

        The following financial statements and related report are included in Item 8 of this Report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets

  •
  Consolidated Statements of Operations

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income

  •
  Consolidated Statements of Cash Flows

  •
  Notes to Consolidated Financial Statements

(2)
Schedules

        Schedules are omitted because they are not required or the information is included in the financial statements.

(3)
Exhibits

        The exhibits listed on the accompanying index to exhibits in Item 14(b) below are filed as part of, or hereby incorporated by reference into, this Report.

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
3.2	Certificate of Designation of Techwell, Inc. classifying and designating the Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 4, 2009.(3)
4.1*	Specimen Common Stock Certificate.
4.2	Rights Agreement, dated as of August 4, 2009, between Techwell, Inc., and Computershare Trust company, N.A., as Rights Agent (which includes as Exhibit A the Certificate of Designation of Series A Participating Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights).(4)
10.1*#	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*#	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*#	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*#	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*#	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*#	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006.(1)
10.11#	Form of change of control severance agreement.(2)
21.1	List of Subsidiaries.
24.1	Power of Attorney (see signature page).
23.1	Consent of independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  (3)
  Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on August 5, 2009.

  (4)
  Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights (Commission File No. 000-52014) filed with the Securities and Exchange Commission on August 5, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Techwell, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHWELL, INC.
Date: March 23, 2010	By:	/s/ FUMIHIRO KOZATO Fumihiro Kozato President and Chief Executive Officer

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

Name	Title	Date

/s/ FUMIHIRO KOZATO Fumihiro Kozato	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2010
/s/ MARK VOLL Mark Voll	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2010
/s/ ROBERT D. COCHRAN Robert D. Cochran	Director	March 23, 2010
/s/ RICHARD H. KIMBALL Richard H. Kimball	Director	March 23, 2010
/s/ C.J. KOOMEN Dr. C.J. Koomen	Director	March 23, 2010
/s/ JUSTINE LIEN Justine Lien	Director	March 23, 2010
/s/ PHILLIP J. SALSBURY Dr. Phillip J. Salsbury	Director	March 23, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
3.(i)1*	Restated Certificate of Incorporation of the Registrant.
3.(ii)1*	Amended and Restated Bylaws of the Registrant.
3.2	Certificate of Designation of Techwell, Inc. classifying and designating the Series A Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 4, 2009.(3)
4.1*	Specimen Common Stock Certificate.
4.2	Rights Agreement, dated as of August 4, 2009, between Techwell, Inc., and Computershare Trust company, N.A., as Rights Agent (which includes as Exhibit A the Certificate of Designation of Series A Participating Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights).(4)
10.1*#	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.2*#	1997 Stock Plan (as amended) and form of agreements thereunder.
10.3*#	2001 Stock Plan (as amended) and form of agreements thereunder.
10.4*#	Form of 2006 Stock Incentive Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Rights Agreement, dated March 11, 2005.
10.6*#	Offer Letter dated November 1, 2005 between the Registrant and Mark Voll.
10.7*	First Amendment to the Fourth Amended and Restated Rights Agreement, dated March 27, 2006.
10.8*#	Offer Letter dated September 8, 2000 between the Registrant and Dong-Wook (David) Nam.
10.9*	Second Amendment to the Fourth Amended and Restated Rights Agreement, dated June 21, 2006.
10.10	Lease Agreement by and between Registrant and FSP Montague Business Center Corp. dated November 6, 2006.(1)
10.11#	Form of change of control severance agreement.(2)
21.1	List of Subsidiaries.
23.1	Consent of independent registered public accounting firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  (3)
  Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File No. 000-52014) filed with the Securities and Exchange Commission on August 5, 2009.

  (4)
  Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A relating to the Series A Participating Preferred Stock Purchase Rights (Commission File No. 000-52014) filed with the Securities and Exchange Commission on August 5, 2009.