Form 10-K/A
period 2009-12-31
TECHWELL INC
filed 2010-04-30
CIK 1171529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-52014

TECHWELL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0451738
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

408 E. Plumeria Drive San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 435-3888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2009 as reported by the NASDAQ Global Market on that date, was $134,229,739.

Number of shares of the registrant’s common stock outstanding as of February 28, 2010: 22,133,012, at $0.001 par value..

TECHWELL, INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Explanatory Note

On April 27, 2010, Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated March 22, 2010, by and among Intersil Corporation, a Delaware corporation (“Parent” or “Intersil”), Navajo Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (‘Purchaser”), and Techwell, Inc., a Delaware corporation (the “Company”) on March 30, 2010, Purchaser commenced a cash tender offer to acquire all shares of common stock, par value $0.001 per share, of Techwell (“Techwell Common Stock”) and the associated preferred stock purchase rights issued in connection with and subject to the Rights Agreement, dated August 4, 2009, between Techwell and Computershare Trust Company, N.A. (which Techwell Rights, together with the shares of the Techwell Common Stock are herein referred to as the “Shares”), at a purchase price of $18.50 per Share.

On April 27, 2010, pursuant to the terms of the Merger Agreement, Intersil caused Purchaser to merge with and into the Company (the “Merger”) in accordance with applicable provisions of Delaware law that authorize the completion of the Merger without a vote or meeting of the stockholders of the Company, other than Purchaser.  The Company was the surviving corporation in the Merger and continues to exist as an indirect, wholly owned subsidiary of Intersil.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Techwell, Inc. Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 24, 2010. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Techwell, Inc. and our consolidated subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

ITEM 10. Directors, Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

Set forth below are the name, age and position of each of our directors, executive officers and other key employees as of March 15, 2010.

Name	Age	Position
Fumihiro Kozato	50	President, Chief Executive Officer and Director
Mark Voll	55	Vice President of Finance and Administration and Chief Financial Officer
Dr. Feng Kuo	52	Senior Vice President and Chief Technical Officer
Dong Wook (David) Nam	42	Vice President of Sales and Marketing
Joe Kamei	53	Vice President of Operations
Robert D. Cochran	52	Director
Richard H. Kimball(1)(3)	53	Director
Dr. C.J. Koomen(1)(2)(3)	62	Director
Justine Lien(2)	47	Director
Dr. Phillip Salsbury(1)(2)(3)	67	Director

(1)                                  Member of the Compensation Committee.

(2)                                  Member of the Audit Committee.

(3)                                  Member of the Nominating and Corporate Governance Committee.

Fumihiro Kozato founded Techwell in 1997 and has served as our president, chief executive officer and director since inception. From 1995 to 1996, Mr. Kozato was president of Sigmax Technologies, Inc., a CD-ROM controller chip development company. From 1991 to 1995, Mr. Kozato was the business control manager for Ricoh Co., Ltd, a global manufacturer of office automation equipment. Mr. Kozato holds a B.S. in mathematics from the University of California, Santa Barbara. As our founder, Mr. Kozato brings to the Board of Directors extensive expertise in the Company’s strategy, markets, competitors, financials and operations.

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

Robert D. Cochran, Esq., has served as one of our directors since March 2004. Since 1995, Mr. Cochran has served as principal of the Law Office of Robert D. Cochran, providing primary, outside corporate, securities and venture capital counsel for emerging growth corporations in high-technology areas. Mr. Cochran holds an A.B. in economics from Harvard University and a J.D. from Harvard Law School. Mr. Cochran brings to the Board extensive leadership experience and a strong knowledge of technology companies.

Richard H. Kimball has served as one of our directors since September 2003. Since June 1995, Mr. Kimball has served as a founding general partner of Technology Crossover Ventures, a venture capital firm. Mr. Kimball holds an A.B. in history from Dartmouth College and an M.B.A. from the University of Chicago. Mr. Kimball is an experienced investor and brings exceptional acumen to the Board.

Dr. C.J. Koomen has served as one of our directors since August 2004. Since January 2003, Dr. Koomen has served as chairman of the board of directors at Xceive Inc., a semiconductor company that designs RF-to-baseband transceiver integrated circuits for the television and set top box markets. From April 2000 to March 2003, Dr. Koomen served as co-founder and chairman of the board of Pijnenburg Securealink, Inc., a fabless semiconductor company that produces security integrated circuits for e-commerce transactions. Dr. Koomen has also been employed as a systems engineer at Philips Telecommunications Systems, a CAD and software manager at Philips Corporate Product Development, General Manager of an IC Design group at Philips Research, and CTO at Philips Communications Systems. Dr. Koomen holds an M.S. in electrical engineering from Delft University of Technology and a Ph.D. in technical sciences from Delft University of Technology. Dr. Koomen brings to the Board expertise in business and strategy with an emphasis in semiconductors.

Justine Lien has served as one of our directors since January 2006. From May 1999 to September 2005, Ms. Lien served as the chief financial officer of Integrated Circuit Systems, Inc., a silicon timing devices company. Prior to May 1999, Ms. Lien served in various roles at Integrated Circuit Systems, Inc. Ms. Lien serves as a member of the board of Avago Technologies Finance Pte. Ltd. Ms. Lien holds a B.A. degree in accounting from Immaculata College and is a certified management accountant. Ms. Lien brings to the Board extensive financial expertise which is crucial for her role on the Audit Committee.

Dr. Phillip J. Salsbury has served as one of our directors since October 2005. Since March 2000, Dr. Salsbury has served as an independent management consultant with a focus on operations, strategic alliances, corporate planning and general management. Dr. Salsbury was a founder, the chief technology officer, and later the president and chief executive officer of SEEQ Technology, Inc., an Ethernet communications semiconductor company, from January 1981 until its acquisition by LSI Logic Corporation, a large semiconductor company, in June 1999. Dr. Salsbury holds a B.S. degree in electrical engineering from the University of Michigan and an M.S. and a Ph.D. in electrical engineering from Stanford University. Dr. Salsbury brings to the Board extensive expertise and knowledge of the semiconductor industry from his experiences at SEEQ Technology and LSI Logic Corporation.

Executive Compensation

Compensation Discussion and Analysis

Company Philosophy on Compensation

The Compensation Committee of our Board of Directors is responsible for providing oversight and determining our executive compensation programs. The Company’s pay program objectives are to:

•                  attract, reward and retain talented executives with compensation arrangements that are both externally competitive and internally balanced;

•                  motivate executives to achieve key business and financial objectives through performance-based incentive programs; and

•                  align interests of executives and stockholders through equity-based incentives.

To that end, our Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of our named executive officers and works with management and an independent consultant to establish our executive compensation programs.

Establishing Compensation Opportunities

In 2009, our Compensation Committee retained the services of Compensia LLC, an independent compensation consulting firm, to assist in evaluating our executive compensation programs and pay practices. The use of a consulting firm is intended to provide additional assurance that our programs and practices are reasonable and consistent with our objectives.

Compensia helped our Compensation Committee to establish a comparative framework of public peer companies in the semiconductor industry in the United States, generally with annual revenue between $25 million to $125 million. The peer group of companies identified by Compensia and used by our Board of Directors in analyzing its compensation programs was:

Advanced Analogic Technologies, Inc. AuthenTec, Inc. Cavium Networks, Inc. Exar Corporation GSI Technology, Inc	Intellon Corporation Mircrotune Monolithic Power Systems, Inc. NetLogic Microsystems, Inc. PLX Technology, Inc. Supertex, Inc.	Transwitch Corporation Trident Microsystems, Inc. Volterra Semiconductor Corporation

This peer group of companies may fluctuate from year to year. In October 2009, our Compensation Committee determined it would target compensation opportunities in the 50th percentile of our peer group with an opportunity to earn above or below this target based on performance.

Compensation Components

Our executive compensation program consists of a mix of base salary, cash incentive bonus, long-term incentive and equity compensation, and other supplemental benefits. These compensation components are described in more detail below.

Base Salary. We establish base salaries for our executives based on the scope of their responsibilities and experience, and take into account competitive market compensation paid by companies in our peer group commensurate for similar responsibilities and positions.

We review base salaries annually, and adjust base salaries from time to time in an effort to keep our compensation programs competitive with market levels. Our Compensation Committee approves the base salaries for our named executive officers taking into account our Chief Executive Officer’s input. In addition, the Compensation Committee reviews other available information, such as information provided by our independent consultant.

In early 2009, our Compensation Committee reviewed the base salaries of our executive officers. The Compensation Committee determined, based on the economic conditions at that time and anticipated decrease in revenues and operating profitably relating to the economic downturn that our named executive officers’ base salaries for 2009 would remain the same as their respective 2008 base salaries until further determination.

In November 2009, our Compensation Committee reviewed the base salaries of our executive officers. In light of our improved financial performance, target compensation, individual performance, internal equity considerations and the recommendation of our Chief Executive Officer, our Compensation Committee increased the base salary of our Chief Executive Officer, Chief Financial Officer, our Chief Technical Officer and our VP, Sales and Marketing to $270,000, $240,000, $250,000 and $200,000, respectively. These salary adjustments brought the base salaries of our Chief Financial Officer and Chief Technical Officer to within 10 basis points of the targeted 50th percentile of our peer companies. The base salary adjustment for our Chief Executive Officer and Vice President, Sales and Marketing put their salaries below the 50th percentile by more than 10 basis points but our Compensation Committee determined these salary adjustment were substantial relative to their prior base salary.

Cash Incentive Bonuses. We utilize cash incentive bonuses to align executive compensation with our business objectives and performance. Our Compensation Committee retains the discretion to determine the actual amounts payable under the cash incentive bonus plan each year along with the ability to grant cash bonus awards outside of our annual incentive plan.

Consistent with our Compensation Committee’s determination not to adjust salaries in the early part of 2009 as a result of economic conditions and anticipated decrease in revenues and operating profitably, the Compensation Committee suspended cash incentive bonuses for our named executive officers for the first and second quarter of 2009.

In the third quarter of 2009, our Compensation Committee reinstated a cash incentive bonus program for our named executive officer in light of our improved financial performance notwithstanding continued challenges in the economy. Our Compensation Committee established minimum annual financial performance targets based on our revenue and non-GAAP operating income. If either of these minimum levels were not met, the actual bonus amounts available for payment would be reduced to zero. These minimum annual financial performance levels were established to ensure that payments would only be made under the bonus plan if the Company attained growth in these financial metrics from the previous year. Our Compensation Committee determined the performance targets should be tied to non-GAAP operating income, which excludes stock-based compensation and taxes, because non-GAAP operating income more directly reflects the impact of expenses that our named executive officers have the ability to more directly control. Under the bonus plan in effect for the second half of 2009, upon the attainment of revenue of $37.0 million and non-GAAP operating income of $7.9 million for the second half of 2009, our Chief Executive Officer would be entitled to receive a cash bonus of $69,000; each of our Chief Financial Officer and Chief Technical Officer would receive a cash bonus of $57,500; and our Vice President of Sales and Marketing would receive a cash bonus of $42,000 For this period, our actual results exceeded the target level of performance. The cash bonus plan did not provide for additional payment amounts beyond the target performance level. As a result, each named executive officer received a bonus equal to the target amount payable under the plan.

Long-term Incentive and Equity Compensation. We believe that long-term company performance is best achieved through the use of stock-based awards to encourage performance that lead to long-term success. We believe this type of compensation aligns our named executive officers’ performance with the interest of our long-term investors by rewarding them through equity appreciation. Our 2006 Stock Incentive Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and other stock-based awards to our employees.

In the fourth quarter of 2009, our Compensation Committee reviewed the equity incentive awards, including current equity ownership and vesting position of each executive officer, the retention power of unvested equity, total potential ownership levels, individual performance and internal equity considerations, the mix of restricted stock awards and options to purchase stock, relevant market data and our targeted pay objectives. Based on this review, our Compensation Committee granted each of our named executive officer options and restricted stock awards in such amounts that brought their equity ownership levels to our target level of the 50th percentile of our peer group of companies. Our Compensation Committee felt this level of ownership was consistent with and our objective of aligning the interests of executives and stockholders through equity-based incentives.

Post-employment/Change of Control Payments

Our industry is a dynamic and fast changing industry where companies may be acquired or merged to achieve competitive advantage. We believe that entering into change of control and severance arrangements with certain of our executives helps us attract and retain the best-possible executive talent. Without these provisions, these named executive officers may choose to accept employment with our competing companies. In 2007, our Compensation Committee approved and authorized change in control arrangements with our named executive officers. We have since entered into a change in control agreement with each of our Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and Vice President of Sales and Marketing, which provide for certain benefits upon a change of control. For additional information regarding these change of control arrangements, please see the section entitled “Employment Offer Letters and Severance and Change-of Control Agreements.”

Other supplemental benefits

In addition to the compensation opportunities we describe above, we also provide our named executive officers with other employee benefits such as medical insurance, life and disability insurance, and a Section 401(k) Savings/Retirement Plan that are broadly available to our other employees in the United States.

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Section 162(m) of the Internal Revenue Code provides that public companies cannot deduct non-performance based compensation paid to certain named executive officers in excess of $1 million per year. These officers include any employee who, as of the close of the taxable year, is the principal executive officer, and any employee whose total compensation for the taxable year is required to be reported to stockholders under the Securities Exchange Act of 1934 by reason of such employee being among the three highest compensated officers for that taxable year, other than the principal executive officer or the principal financial officer. Our Compensation Committee intends to preserve the deductibility of compensation payable to our executives, although deductibility will be only one of the many factors considered in determining appropriate levels or modes of compensation.

Code of Business Conduct

The Company has adopted a Code of Business Conduct for all of its directors, officers and employees. The Company’s Code of Business Conduct is available on the Company’s website at www.techwellinc.com. To date, there have been no waivers under the Company’s Code of Business Conduct.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. The Audit Committee currently consists of Dr. C.J. Koomen, Justine Lien and Dr. Phillip J. Salsbury, each of whom is a non-management member of our Board of Directors. Ms. Lien is our audit committee financial expert as currently defined under Securities and Exchange Commission rules and is independent. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. The Audit Committee held seven meetings in 2009.

ITEM 11. Executive Compensation

2009 Director Compensation

Directors who are employees of the Company do not receive any fees for their service on the Board of Directors or any committee. During 2009, Mr. Kozato was the Company’s only employee director.

The following chart shows the compensation paid to each non-employee director for their service in 2009:

Director	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Robert D. Cochran	$16,500	$37,968	$54,468
Richard H. Kimball	20,000	37,968	57,968
Dr. C.J. Koomen	19,000	37,968	56,968
Justine Lien	19,500	37,968	57,468
Dr. Phillip J. Salsbury	21,000	37,968	58,968

(1)                                  The amounts listed under “Fees Earned or Paid in Cash” is based on actual payments made to our non-employee directors, which include the standard Board retainer fee of $10,000 per year, a committee chair fee of $5,000 for chairing the Audit Committee, $2,500 for chairing the Compensation Committee and the Nominating and Corporate Governance Committee, and a standard attendance fee for each board meeting of $1,000 per meeting attended in person or $500 per meeting attended via telephone.

(2)                                  Amounts in this column represent the aggregate grant date fair value of option awards granted in 2009.

(3)                                  As of December 31, 2009, the directors had the following outstanding option awards:

Name	Number of Securities Underlying Unexercised Options
Robert D. Cochran	30,000
Richard H. Kimball	70,000
Dr. C.J. Koomen	30,000
Justine Lien	70,000
Dr. Phillip J. Salsbury	30,000

2009 Summary Compensation Table

The following table sets forth information regarding compensation earned during 2009, 2008 and 2007 by our Chief Executive Officer, our Chief Financial Officer and our other named executive officers, who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Fumihiro Kozato	2009	$235,000	$284,160	$289,079	$69,000	$4,873	(3)	$882,112
President, Chief Executive Officer	2008	230,000	—	—	—	4,873	(4)	234,873
and Director	2007	226,933	—	1,627,115	95,853	4,873	(5)	1,954,774
Mark Voll	2009	231,250	120,700	116,120	57,500	690	(3)	526,260
Vice President of Finance and	2008	230,000	—	—	—	690	(4)	230,690
Administration and Chief Financial Officer	2007	226,933	—	1,162,225	95,853	719	(5	1,485,730
Dr. Feng Kuo	2009	232,500	120,700	123,283	57,500	5,113	(3)	539,096
Senior Vice President and Chief Technical	2008	230,000	—	—	—	5,113	(4)	235,113
Officer	2007	226,933	—	1,162,225	95,853	5,113	(5)	1,490,124
Dong Wook (David) Nam	2009	172,000	155,530	158,788	42,000	3,531	(3)	531,849
Vice President of Sales	2008	168,000	269,750	—	—	3,531	(4)	441,281
and Marketing	2007	157,954	—	929,780	53,320	3,376	(5)	1,144,430

(1)                                  Amounts in these columns represent the aggregate grant date fair value of stock and option awards granted in each fiscal year.

(2)                                  Amounts in this column reflect the annual cash incentive awards earned for the fiscal year performance period listed, which were paid the following fiscal year.

(3)                                  Consists of life insurance premiums paid by the Company for each of our named executive officers and cash compensation received in lieu of paid time off. For fiscal year 2009, the Company paid $450, $690, $690 and $300 in insurance premiums for Messrs. Kozato and Voll, Dr. Kuo and Mr. Nam, respectively. For fiscal year 2009, Mr. Kozato, Dr. Kuo and Mr. Nam received $4,423, $4,423 and $3,231, respectively, in cash compensation in lieu of paid time off.

(4)                                  Consists of life insurance premiums paid by the Company for each of our named executive officers and cash compensation received in lieu of paid time off. For fiscal year 2008, the Company paid $450, $690, $690 and $300 in insurance premiums for Messrs. Kozato and Voll, Dr. Kuo and Mr. Nam, respectively. For fiscal year 2008, Mr. Kozato, Dr. Kuo and Mr. Nam received $4,423, $4,423 and $3,231, respectively, in cash compensation in lieu of paid time off.

(5)                                  Consists of life insurance premiums paid by the Company for each of our named executive officers and cash compensation received in lieu of paid time off. For fiscal year 2007, the Company paid $450, $719, $690 and $296 in insurance premiums for Messrs. Kozato and Voll, Dr. Kuo and Mr. Nam, respectively. For fiscal year 2007, Mr. Kozato, Dr. Kuo and Mr. Nam received $4,423, $4,423 and $3,080, respectively, in cash compensation in lieu of paid time off.

2009 Grants of Plan-Based Awards Table

The following table shows information regarding all plan-based awards we granted to the named executive officers during the year ended December 31, 2009. The stock awards granted to our named executive officers in 2009 were granted under our 2006 Stock Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise of Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Options (3)	Awards ($/Sh)	Awards ($)(4)
Fumihiro Kozato	—	$34,500	$69,000	$69,000	—	—	$—	$—
	11/11/09	—	—	—	14,000	31,000	10.69	296,098
	12/22/09	—	—	—	10,000	24,000	13.45	277,142
Dr. Feng Kuo	—	28,750	57,500	57,500	—		—	—
	11/11/09	—	—	—	5,000	11,000	10.69	105,412
	12/22/09	—	—	—	5,000	12,000	13.45	138,571
Mark Voll	—	28,750	57,000	57,000	—	—	—	—
	11/11/09	—	—	—	5,000	12,000	10.69	110,136
	12/22/09	—	—	—	5,000	10,000	13.45	126,684
Dongwook (David) Nam	—	21,000	42,000	42,000	—	—	—	—
	11/11/09	—	—	—	7,000	16,000	10.69	150,411
	12/22/09	—	—	—	6,000	14,000	13.45	163,908

(1)                                The threshold incentive amounts shown in this column reflect our 2009 incentive bonus awards and represent the smallest payout that could be made if all of the pre-established performance objectives are achieved at the minimum achievement level. If the threshold level of performance is not met, no amounts were payable under the 2009 annual incentive plan. Actual award amounts are not guaranteed and are determined at the discretion of the Compensation Committee. For additional information, please refer to the Compensation Discussion and Analysis section.

(2)                                Vests as to 25% of the shares on the first anniversary of the grant date, with the remaining shares vesting ratably each month thereafter over the following three years. The stock award has a term of ten years, subject to earlier termination in certain events relating to termination of employment. Vesting of the stock award is subject to acceleration under the circumstances described under “Post-employment/Change of Control Payments.”

(3)                                Options listed in this column become exercisable as to 25% on the first anniversary of the grant date, with the remaining shares vesting ratably each month thereafter over the following three years.

(4)                                Represents the aggregate grant date fair value of the stock and option award.

Outstanding Equity Awards At Fiscal Year-End 2009

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Options (#) UnExercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units That Have Not Vested ($)(4)
Fumihiro Kozato	123,958	(1)	51,042	13.94	2/20/2017
						24,000	314,880

Mark Voll	77,501	(2)		4.00	11/17/2015
	14,584	(2)		4.00	11/17/2015
	75,000	(3)	5,000	11.00	3/31/2016
	88,541	(1)	36,459	13.94	2/20/2017
			12,000	10.69	11/11/2019
			10,000	13.45	12/12/2019	10,000	132,100

Dr. Feng Kuo	74,999	(3)	5,001	11.00	3/31/2016
	66,478	(3)	4,432	11.00	3/31/2016
	88,541	(1)	36,549	13.94	2/20/2017
			11,000	10.69	11/11/2019
			12,000	13.45	12/22/2019	10,000	132,100

Dongwook (David) Nam	2,709			0.90	5/28/2013
	8,438			0.90	5/21/2014
	20,000			0.90	2/10/2015
	25,000			1.50	6/29/2015
	23,437	(3)	1,563	11.00	3/31/2016
	13,274	(3)	885	11.00	3/31/2016
	70,833	(1)	29,167	13.94	2/20/2017
			16,000	10.69	11/11/2019
			14,000	13.45	12/22/2019	29,146	385,019

(1)                                Vested as to 25% on February 20, 2008, with the remaining shares vesting ratably each month thereafter over the following three years.

(2)                                Vested as to 25% on November 17, 2006, with the remaining shares vesting ratably each month thereafter over the following three years.

(3)                                Vested as to 25% on March 31, 2007, with the remaining shares vesting ratably each month thereafter over the following three years.

(4)                                Vests 25% on November 11, 2010, with the remaining shares vesting ratably each month thereafter over the following three years.

(5)                                Vests 25% on December 22, 2010, with the remaining shares vesting ratably each month thereafter over the following three years.

(6)                                The market price has been calculated using the closing price of our common stock on December 31, 2009.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2009 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The following report of the Compensation Committee does not constitute solicitation material, and shall not be deemed filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Respectfully submitted,

Richard H. Kimball, Chair
Dr. C.J. Koomen
Dr. Phillip J. Salsbury

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information relating to our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,069,336	$8.62	2,069,336
Equity compensation plans not approved by security holders	—	—	—
Total	2,069,336	$8.62	2,069,336

(1)                                The weighed average exercise price of outstanding options, warrants, and rights does not take restricted stock awards into account as restricted stock awards have a de minimis purchase price.

(2)                                The 2006 Stock Incentive Plan contains a provision that automatically increases the number of shares reserved for issuance on January 1 of each succeeding year by the lessor of i) 1,750,000 shares, ii) 4% of our outstanding common stock on the last day of the immediately preceding fiscal year or iii) the number of shares determined by the Board of Directors. On January 1, the number of securities remaining available for future issuance under

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2010, as to shares of Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise indicated below, the address of each beneficial owner listed on the table is c/o Techwell, Inc., 408 E. Plumeria Drive, San Jose, California 95134. The percentage of Common Stock beneficially owned is based on 22,171,424 shares outstanding as of March 24, 2010. In addition, shares issuable pursuant to options or other convertible securities which may be acquired within 60 days of March 15, 2010 are deemed to be issued and outstanding and have been treated as outstanding in calculating the beneficial ownership and percentage ownership of those persons possessing such interest, but not for any other individuals.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders
Ameriprise Financial, Inc.(1)	1,209,667	5.5%
Capital Research Global Investors(2)	1,390,000	6.2
Entities affiliated with TCV, IV(3)	4,272,200	19.3

Named Executive Officers, Directors and Nominees for Director
Fumihiro Kozato(4)	1,200,207	5.3
Mark Voll(5)	246,459	*
Dr. Feng Kuo(6)	789,201	*
Dong Wook (David) Nam(7)	163,166	*
Robert D. Cochran(8)	130,642	*
Richard H. Kimball(9)	4,332,200	19.5
Dr. C.J. Koomen(10)	67,000	*
Justine Lien(11)	60,000	*
Dr. Phillip Salsbury(12)	75,000	*
All directors and executive officers as a group (12)	7,063,875	30.3

*                                         Represents less than 1% of our Common Stock.

(1)                                 Based on information contained in the amended Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on February 12, 2010. The address for Ameriprise Financial, Inc. is: 145 Ameriprise Financial Center, Minneapolis, MN 55474.

(2)                                 Based on information contained in the Schedule 13G which was filed by this stockholder pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on February 10, 2010. The address for Capital Research Global Investors is: 333 South Hope Street, Los Angeles, CA 90071.

(3)                                 Based on information contained in the amended Schedule 13D/A which was filed by this stockholder pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on March 26, 2010. Includes 4,118,622 shares held by TCV IV, L.P. and 153,578 shares held by TCV IV Strategic Partners, L.P. The address for each of these entities is: c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(4)                                 Includes 346,985 shares underlying options that are exercisable within 60 days of March 24, 2010.

(5)                                 Includes 246,459 shares underlying options that are exercisable within 60 days of March 24, 2010.

(6)                                 Includes 178,958 shares underlying options that are exercisable within 60 days of March 24, 2010.

(7)                                 Includes 160,313 shares underlying options that are exercisable within 60 days of March 24, 2010.

(8)                                 Includes 20,000 shares underlying options that are exercisable within 60 days of March 24, 2010.

(9)                                 Includes 60,000 shares underlying options that are exercisable within 60 days of March 24, 2010. Includes 4,118,622 shares held by TCV IV, L.P. and 153,578 shares held by TCV IV Strategic Partners, L.P. Mr. Kimball is a managing member of Technology Crossover Management IV, L.L.C., which is the general partner of each of TCV IV, L.P. and TCV IV Strategic Partners, L.P. Mr. Kimball shares voting and dispositive power over these shares with Jay Hoag, the other managing member of Technology Crossover Management IV, L.L.C., which is the general partner of each of TCV IV, L.P. and TCV IV Strategic Partners, L.P. Mr. Kimball disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for Mr. Kimball is: c/o Technology Crossover Ventures, 528 Ramona St., Palo Alto, CA 94301. The address for Mr. Kimball is: c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(10)                           Includes 20,000 shares underlying options that are exercisable within 60 days of March 24, 2010.

(11)                           Includes 60,000 shares underlying options that are exercisable within 60 days of March 24, 2010.

(12)                           Includes 20,000 shares underlying options that are exercisable within 60 days of March 24, 2010.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

It is the Company’s policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in the Company’s Code of Business Conduct and Code of Ethics for Senior Executives. The Company conducts a review of all related party transactions for potential conflict of interest situations on an ongoing basis. The Company’s Audit Committee must approve any waiver of the Code of Ethics for Senior Executives, including related party transactions. All waivers to the Code of Business Conduct must be approved by the Company’s Board or a committee of the Board responsible for corporate governance.

Director Independence

The Board of Directors has determined that each of Ms. Lien and Messrs. Cochran, Kimball, Koomen and Salsbury is an “independent director” within the meaning of Rule 5605(a)(2) of The NASDAQ Market.

ITEM 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed and expected to be billed by Deloitte & Touche LLP for audit and other services rendered.

	Year Ended December 31,
	2009	2008
	(in thousands)
Audit Fees(1)	$679	$751
Tax Services Fees(2)	105	58
All other fees(3)	67	—
	$851	$809

(1)                                    Audit fees include fees billed for the audit of the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting and reviews of the Company’s unaudited condensed consolidated interim financial statements.

(2)                                    Tax services fees consist of tax compliance and consultation services.

(3)                                    All other fees relate to consulting services and fees related to the tender Offer by Intersil Corporation.

The Audit Committee considered whether the provision of the services other than the audit services is compatible with maintaining Deloitte & Touche LLP’s independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. All of the services provided in 2009 were pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Techwell, Inc. has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHWELL, INC.

April 30, 2010	By	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fumihiro Kozato	President and Chief Executive Officer (Principal	April 30, 2010
Fumihiro Kozato	Executive Officer)

/s/ Mark Voll		April 30, 2010
Mark Voll	Chief Financial Officer (Principal Financial and
Accounting Officer)

/s/ Scott L. Ashworth
Scott L. Ashworth	Director	April 30, 2010

/s/ Douglas A. Balog
Douglas A. Balog	Director	April 30, 2010

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy	Director	April 30, 2010

/s/ Thomas C. Tokos
Thomas C. Tokos	Director	April 30, 2010

EXHIBIT INDEX

Exhibit	Description of
Number	Document
32.1	Rule 13a-14(a) Certification of Chief Executive Officer.

32.2	Rule 13a-14(a) Certification of Chief Financial Officer.